Form 10-Q
period 1999-03-31
EAGLE SUPPLY GROUP INC
filed 1999-05-17
CIK 1016959

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

|_| Transition report under Section 13 OR 15(d) of the Exchange Act

For the transition period from ............. to ............

Commission file number: 000-25423

                             EAGLE SUPPLY GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                       13-3889248
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

  122 East 42nd Street, Suite 1116, New York, New York          10168
       (Address of Principal Executive Offices)               (Zip Code)

                                  212-986-6190
                (Issuer's Telephone Number, Including Area Code)

--------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|      No |_|

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant has filed all documents required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes |_|      No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1999, 8,450,000 shares of Common Stock, par value $.0001 per share.

                            EAGLE SUPPLY GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Unaudited Balance Sheets as of March 31, 1999 and
           1998 and Audited June 30, 1998                                   3

      Consolidated Unaudited Statements of Operations for the Three
           and Nine Months Ended March 31, 1999 and 1998                    4

      Consolidated Unaudited Statement of Shareholders' Equity for the
           Nine Months Ended March 31, 1999                                 5

      Consolidated Unaudited Statements of Cash Flows for the Three
           and Nine Months Ended March 31, 1999 and 1998                    6-7

      Notes to Consolidated Unaudited Financial Statements                  8-17

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18-25

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                          26

SIGNATURES                                                                 27

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     March 31,       March 31,       June 30,
                                                                       1999            1998            1998
ASSETS                                                              (Unaudited)     (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  7,694,820    $    299,768    $  1,686,003
  Accounts and notes receivable - net                                27,980,448      19,133,372      23,023,389
  Inventories                                                        17,680,500      16,068,011      15,176,215
  Deferred tax assets                                                   668,083         362,484         401,434
  Other current assets                                                  704,122         922,907       1,006,482
                                                                   ------------    ------------    ------------
           Total Current Assets                                      54,727,973      36,786,542      41,293,523

IMPROVEMENTS AND EQUIPMENT - net                                      6,357,286       3,330,020       5,240,338

EXCESS COST OF INVESTMENTS OVER
  NET ASSETS ACQUIRED - net                                          10,503,065       2,784,593       2,705,305

DEFERRED FINANCING COSTS                                                287,635         203,216         232,246
                                                                   ------------    ------------    ------------
                                                                   $ 71,875,959    $ 43,104,371    $ 49,471,412
                                                                   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                 $ 19,280,238    $ 19,077,038    $ 18,481,620
  Accrued expenses and other current liabilities                      3,629,656       2,214,845       2,888,315
  Current portion of long-term debt                                   3,360,133       1,023,504       1,750,098
  Notes payable - shareholders                                               --         300,000         300,000
  Loan payable - affiliated company                                          --         400,000              --
  Federal and state income taxes payable                                 72,582              --              --
  Federal and state income taxes due to TDA Industries, Inc.          1,143,537         455,000         792,300
                                                                   ------------    ------------    ------------
           Total current liabilities                                 27,486,146      23,470,387      24,212,333

LONG-TERM DEBT                                                       29,465,114      19,228,430      25,294,523

DEFERRED TAX LIABILITIES                                                108,912          84,212         105,112
                                                                   ------------    ------------    ------------
           Total Liabilities                                         57,060,172      42,783,029      49,611,968
                                                                   ------------    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, $.0001 par value per share, 2,500,000 shares
    authorized, none issued and outstanding                                  --              --              --
  Common shares, $.0001 par value per share, 25,000,000 shares authorized, issued and outstanding - 8,450,000 shares, 1999;
    5,400,000 shares, 1998;                                                 845             540             540
  Additional paid-in capital                                         16,811,308       2,702,865       2,702,865
  Retained earnings (deficit)                                        (1,510,004)        974,450         779,658
                                                                   ------------    ------------    ------------
                                                                     15,302,149       3,677,855       3,483,063
  Less: Due from TDA Industries, Inc.and affiliated companies          (486,362)     (3,356,513)     (3,623,619)
                                                                   ------------    ------------    ------------
           Total shareholders' equity (deficit)                      14,815,787         321,342        (140,556)
                                                                   ------------    ------------    ------------
                                                                   $ 71,875,959    $ 43,104,371    $ 49,471,412
                                                                   ============    ============    ============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
----------------------------------------------------------------------

                                        THREE MONTHS                      NINE MONTHS
                                    1999             1998             1999             1998
REVENUES                       $  39,647,732    $  29,355,250    $ 113,870,347    $  91,774,516

COST OF SALES                     30,181,967       22,794,178       87,123,878       71,565,721
                               -------------    -------------    -------------    -------------
                                   9,465,765        6,561,072       26,746,469       20,208,795
                               -------------    -------------    -------------    -------------
OPERATING EXPENSES                 7,694,118        5,641,411       20,688,830       17,380,206

DEPRECIATION AND
  AMORTIZATION                       236,985          198,782          843,632          594,193

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER
  NET ASSETS ACQUIRED                146,608           58,351          206,087          144,266

AMORTIZATION OF DEFERRED
  FINANCING COSTS                     19,854           14,515           51,386           43,546
                               -------------    -------------    -------------    -------------
                                   8,097,565        5,913,059       21,789,935       18,162,211
                               -------------    -------------    -------------    -------------
INCOME FROM OPERATIONS             1,368,200          648,013        4,956,534        2,046,584
                               -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                     34,353           10,564           58,561           38,941
  Interest expense                  (690,800)        (496,883)      (1,847,755)      (1,268,849)
                               -------------    -------------    -------------    -------------
                                    (656,447)        (486,319)      (1,789,194)      (1,229,908)
                               -------------    -------------    -------------    -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                   711,753          161,694        3,167,340          816,676

PROVISION FOR INCOME TAXES           260,673           94,350        1,190,000          315,000
                               -------------    -------------    -------------    -------------

NET INCOME                     $     451,080    $      67,344    $   1,977,340    $     501,676
                               =============    =============    =============    =============

BASIC AND DILUTED NET INCOME
  PER SHARE                    $         .08    $         .01    $         .36    $         .09
                               =============    =============    =============    =============

COMMON SHARES USED IN BASIC
  AND DILUTED NET INCOME
  PER SHARE                        5,908,333        5,400,000        5,566,971        5,400,000
                               =============    =============    =============    =============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 1999
----------------------------------------------------------------------

                                                                          Preferred Shares           Common Shares
                                                                         Shares     Amount       Shares         Amount
BALANCE, JUNE 30, 1998                                                        --   $     --      5,400,000   $        540

  Net income                                                                  --         --             --             --

  Proceeds from Initial Public Offering of Common
    Shares and Warrants - Net                                                 --         --      2,500,000            250

  Shares issued to James E Helzer in connection
    with the acquisition of JEH Co.                                           --         --        300,000             30

  Shares issued to Gary L. Howard in connection
    with the acquisition of MSI Co.                                           --         --        200,000             20

  Shares issued to Gary L. Howard as a principal
    payment of a note payable                                                 --         --         50,000              5

  Cash dividends paid to TDA Industries, Inc.                                 --         --             --             --

  Capital contribution from TDA Industries, Inc.                              --         --             --             --

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                                                  --         --             --             --

  Cancellation, in the form of a non-cash dividend, of all
    indebtedness of TDA Industries, Inc. to Eagle except for $486,362 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for
    which Eagle remains the primary obligor                                   --         --             --             --
                                                                        --------   --------   ------------   ------------

BALANCE, MARCH 31, 1999                                                       --   $     --      8,450,000   $        845
                                                                        ========   ========   ============   ============

                                                                         Additional                   Due from TDA
                                                                          Paid-In        Retained     & Affiliated
                                                                          Capital        Earnings       Companies         Total
BALANCE, JUNE 30, 1998                                                  $  2,702,865   $    779,658    $ (3,623,619)   $   (140,556)

  Net income                                                                      --      1,977,340              --       1,977,340

  Proceeds from Initial Public Offering of Common
    Shares and Warrants - Net                                             10,358,498             --              --      10,358,748

  Shares issued to James E Helzer in connection
    with the acquisition of JEH Co.                                        1,499,970             --              --       1,500,000

  Shares issued to Gary L. Howard in connection
    with the acquisition of MSI Co.                                          999,980             --              --       1,000,000

  Shares issued to Gary L. Howard as a principal
    payment of a note payable                                                249,995             --              --         250,000

  Cash dividends paid to TDA Industries, Inc.                                     --     (1,200,000)             --      (1,200,000)

  Capital contribution from TDA Industries, Inc.                           1,000,000             --              --       1,000,000

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                                                      --             --          70,255          70,255

  Cancellation, in the form of a non-cash dividend, of all
    indebtedness of TDA Industries, Inc. to Eagle except for $486,362 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for
    which Eagle remains the primary obligor                                       --     (3,067,002)      3,067,002              --
                                                                        ------------   ------------    ------------    ------------

BALANCE, MARCH 31, 1999                                                 $ 16,811,308   $ (1,510,004)   $   (486,362)   $ 14,815,787
                                                                        ============   ============    ============    ============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                      1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   1,977,340    $     501,676
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                   1,101,105          782,005
      Deferred income taxes                                                            (262,849)        (160,626)
      Increase in allowance for doubtful accounts                                       687,801          606,055
      Changes in assets and liabilities:
        Increase in accounts and notes receivable                                    (4,130,808)      (2,942,711)
        Increase in inventories                                                      (1,101,944)      (2,153,175)
        Decrease in other current assets                                                399,797          702,732
        Increase in accounts payable                                                     72,018        3,836,691
        Increase in accrued expenses and other current liabilities                      253,899           78,673
        Increase in federal and state taxes payable                                      72,582               --
        Increase in federal and state taxes payable due to TDA Industries, Inc.         117,919          315,000
                                                                                  -------------    -------------

           Net cash (used in) provided by operating activities                         (813,140)       1,566,320
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (1,301,025)        (822,139)
  Payment for purchase of net assets of JEH Co.                                              --       (1,659,013)
  Payment for purchase of net assets of MSI Co.                                      (1,519,840)              --
                                                                                  -------------    -------------

           Net cash used in investing activities                                     (2,820,865)      (2,481,152)
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of related expenses                     10,358,748               --
  Principal borrowings on long-term debt                                            121,815,008       86,115,577
  Principal reductions on long-term debt                                           (122,101,189)     (86,434,658)
  Proceeds from loans payable from affiliated company                                        --          400,000
  Proceeds from issuance of notes payable - shareholders                                200,000          300,000
  Repayments of notes payable - shareholders                                           (500,000)              --
  Capital contribution from TDA Industries, Inc.                                      1,000,000        1,350,000
  Dividends to TDA Industries, Inc.                                                  (1,200,000)        (750,000)
  Decrease (increase) in intercompany accounts                                           70,255         (801,459)
                                                                                  -------------    -------------

           Net cash provided by financing activities                                  9,642,822          179,460
                                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  6,008,817         (735,372)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,686,003        1,035,140
                                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   7,694,820    $     299,768
                                                                                  =============    =============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                         1999            1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                           $  1,847,755    $  1,268,849
                                                                                     ============    ============

  Cash paid during the period for income taxes                                       $    999,499    $         --
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    OnMarch 17, 1999, the Company cancelled, in the form of a non-cash dividend, all indebtedness of TDA Industries, Inc. to Eagle except for
      $486,362 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for which
      Eagle remains the primary obligor                                              $  3,067,002    $         --
                                                                                     ============    ============

    On March 17, 1999, the Company issued 300,000 of its Common Shares
      to James E. Helzer in connection with the acquisition of JEH Co.               $  1,500,000    $         --
                                                                                     ============    ============

    On March 17, 1999, the Company issued 200,000 of its Common Shares
      to Gary L. Howard in connection with the acquisition of MSI Co.                $  1,000,000    $         --
                                                                                     ============    ============

    On March 17, 1999, the Company satisfied a portion of its note payable
      to Gary L. Howard by issuing 50,000 of its Common Shares                       $    250,000    $         --
                                                                                     ============    ============

                                                                                        MSI Co.         JEH Co.
Acquisitions of MSI Co. and JEH Co.:
 Fair value of assets acquired                                                       $  9,284,007    $ 23,734,747
 Liabilities assumed                                                                   (1,359,698)     (8,960,882)
 Note issued to seller                                                                 (2,045,972)        250,000
 Due to related party                                                                    (250,000)       (864,852)
 Bank debt incurred                                                                    (4,108,497)    (12,500,000)
                                                                                     ------------    ------------

          Cash paid                                                                  $  1,519,840    $  1,659,013
                                                                                     ============    ============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Consolidated Unaudited Interim Financial Statements - The accompanying consolidated unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the annual financial statements of the Company, Eagle Supply, Inc. and JEH/Eagle Supply, Inc. at June 30, 1998. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

      Operating results for the nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Registration Statement on Form S-1, as amended and filed with the Securities and Exchange Commission. The information for June 30, 1998 was derived from audited financial statements.

      Business Description - Eagle Supply Group, Inc. (the "Company") is a majority-owned subsidiary of TDA Industries, Inc. ("TDA") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry. The Company operates in a single industry segment and all of its revenues are derived from third party customers in the United States.

      Initial Public Offering - On March 17, 1999, the Company completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with it's initial public offering (the "Offering"). The net proceeds to the Company aggregated $10,358,748.

      Acquisitions and Basis of Presentation - Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company and currently constitute the sole business operations of the Company.

      As a result of the Acquisitions, the consolidated unaudited interim financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods presented. The unaudited interim financial statements of Eagle and JEH Eagle have been included in the consolidated unaudited interim financial statements for all periods presented and the unaudited interim financial statements of MSI Eagle have been included in the consolidated unaudited interim financial statements for periods subsequent to the acquisition of MSI Co. by MSI Eagle on October 22, 1998. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from third party customers in the United States.

      Inventories - Inventories are valued at the lower of cost or market. Cost is determined by using either the last-in, first-out (LIFO) method or the first-in, first-out (FIFO) method.

      Depreciation and Amortization - Depreciation and amortization of improvements and equipment are provided principally by straight-line methods at various rates calculated to extinguish the carrying values of the respective assets over their estimated useful lives.

      Excess Cost of Investment Over Net Assets Acquired - Excess cost of investment over net assets acquired ("goodwill") is being amortized on a straight-line method over 15 to 40 years. Management of the Company routinely evaluates the realizability of goodwill based upon expectations of future non-discounted cash flows. Should management determine that impairment has occurred, goodwill would be reduced by the excess, if any, of the carrying value of goodwill over management's estimate of the anticipated non-discounted future net cash flows.

      Deferred Financing Costs - Deferred financing costs are related to the acquisition financing obtained in connection with the Acquisitions described in Note 2 and are being amortized on a straight-line method over the term of the related debt obligations.

      Income Taxes - Prior to the completion of the Offering, the Company was included in the consolidated federal and state income tax returns of its Parent. Income taxes were calculated on a separate return filing basis. Subsequent to March 17, 1999, the Company will file a consolidated federal income tax return with its subsidiaries.

      Net Income Per Share - Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the periods presented and excluded any potential dilution. Diluted net income per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no dilutive options or warrants for any of the periods presented. Both basic and diluted net income per share includes, for all periods presented, the 3,000,000 shares issued to TDA in connection with the Acquisitions.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash, Accounts and Notes Receivable, Accounts Payable and Accrued Expenses
      - The carrying amounts of these items are a reasonable estimate of their fair value.

      Long-term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available. The carrying amount of this item is a reasonable estimate of fair value, except for a 6% note due July 2002. Such note has a carrying value of $864,852 and an estimated fair market value of $775,000.

      The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated unaudited interim financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

      Concentrations of Credit Risk - The financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition and in certain instances obtains collateral in the form of liens on both business and personal assets of its customers. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

      Comprehensive Income - During the fiscal year ended June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For the three and nine months ended March 31, 1999 and 1998, comprehensive income was equal to net income.

      Impact of New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprise's reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general-purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single industry segment and all of its revenues are derived from third party customers in the United States. Other required disclosures will be presented in the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1999.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the first quarter of the Company's fiscal year ending

      June 30, 2000 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

      In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the first quarter of the Company's fiscal year ending June 30, 2000. Management does not believe that this Statement will have a significant impact on the Company.

2.    ACQUISITIONS

      On July 8, 1997, effective as of July 1, 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company, Inc. ("JEH Co."), engaged in the wholesale distribution of roofing supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, was $14,767,852 consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year, 6% per annum note in the principal amount of $864,852. The purchase price and the note are subject to further adjustment under certain conditions. Further, JEH Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2002. More specifically, JEH Co. or its designee is to receive a percentage of the EBITDA or the modified EBITDA (as defined) of the business acquired (the "JEH EBITDA") on a per year, non-cumulative basis for each of JEH Eagle's fiscal years ending during the five-year period (the "JEH Applicable Period"). If the JEH EBITDA reaches $3,000,000, $4,000,000 and $5,000,000 in the foregoing fiscal years, JEH Co. or its designee is to receive 35%, 40% and 50%, respectively, of that fiscal year's JEH EBITDA in excess of those levels, respectively. If the JEH EBITDA (plus $50,000 attributable to an employment agreement) (x) for any fiscal year in the JEH Applicable Period is not less than $4,400,000, JEH Eagle is to pay JEH Co. or its designee $1,000,000, provided that the aggregate amount of such payments is not to exceed $2,000,000; and (y) in the aggregate during the JEH Applicable Period is not less than $20,000,000, JEH Eagle is to pay JEH Co. or its designee the sum of $1,350,000 plus the amount of the difference, if any, between $2,000,000 and the amount paid under (x). Additionally, with respect to certain Total Accounts Receivable Reserves, as defined (the "JEH Reserves"), which were established at date of acquisition, if JEH Eagle reduces the amount of the JEH Reserves in any fiscal year during the JEH Applicable Period, JEH Co. or its designee is to be paid 100% of the reduction until the JEH Reserves are not less than $2,500,000 and 50% of the reduction in the JEH Reserves below $2,300,000 down to $600,000. Both of the immediately foregoing percentage payments to JEH Co. or its designee are subject to adjustment in certain instances. Additionally, if the Offering was consummated prior to June 30, 2002 and in the event certain JEH EBITDA levels had been reached during the period July 1, 1997 through the date of consummation of the Offering, JEH Co. or its designee would have been entitled to receive $1,000,000 or $1,350,000 (either in cash or in common shares of the Company valued at the public offering price) depending upon the JEH EBITDA level. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer the owner of JEH Co. and president of the Company in fulfillment of the obligation set forth in the immediately preceding sentence.

      The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from JEH Co. have been included in the statement of operations from the effective date of the acquisition. This transaction gave rise to approximately $4,377,000 of goodwill, which is being amortized over a fifteen-year period. Any additional payments to which

      JEH Co. or its designee will be entitled will be accounted for as additional goodwill, which will be amortized over the then remaining fifteen-year period.

      On October 22, 1998, MSI Eagle acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), engaged in the wholesale distribution of masonry supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $8,537,972 consisting of $6,492,000 in cash and a five-year, 8% per annum note in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustment under certain conditions. Upon the consummation of the Offering, the Company issued 50,000 of its common shares to Gary L. Howard, the designee and owner of MSI Co. and a vice president of the Company, in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Further, MSI Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2003. More specifically, MSI Co. or its designee is to receive a percentage of the EBITA or the modified EBITA (as defined) of the business acquired (the "MSI EBITA") on a per year, non-cumulative basis for each of the MSI Eagle's fiscal years ending on June 30 of 1999 through 2003 (the "MSI Applicable Period"). If the MSI EBITA reaches $2,000,000 and $2,750,000 in the foregoing fiscal years, MSI Co. or its designee is to receive 25% and 35%, respectively, of that fiscal year's MSI EBITA in excess of those levels, respectively. Additionally, if the Offering was consummated prior to October 22, 2003 and certain MSI EBITA levels had been reached for MSI Eagle, MSI Co. or its designee would have been entitled to receive (i) $1,000,000 or (ii) $750,000 (either in cash or in common shares of the Company valued at the public offering price) if the MSI EBITA level was (i) not less than $2,000,000 per year or (ii) less than $2,000,000 but not less than $1,500,000 per year, respectively. Upon the consummation of the Offering, the Company issued 200,000 of its common shares to Gary L. Howard, the designee of MSI Co., in fulfillment of the obligation set forth in the immediately preceding sentence.

      The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from MSI Co. have been included in the statement of operations from the date of the acquisition. This transaction gave rise to approximately $6,506,000 of goodwill, which is being amortized over a forty-year period. Any additional payments to which MSI Co. or its designee will be entitled will be accounted for as additional goodwill, which will be amortized over the then remaining forty-year period.

3.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                     March 31,
                                                                 1999          1998
      Revolving credit loan (A)                              $ 8,164,943   $ 6,407,919
      Equipment loan (A)                                         712,000            --
      Revolving credit loan (B)                                1,017,079            --
      Term loan (B)                                            2,927,400            --
      Revolving credit loan (C)                               13,243,682     8,322,013
      Term loan (C)                                            1,750,000     2,500,000
      Equipment loan (C)                                       1,676,500     1,561,000
      Note payable - TDA Industries, Inc. (D)                  1,000,000            --
      Variable rate mortgage (7-3/4% at March 31, 1999),
        payable in monthly installments through 1999 (E)         486,362       503,301
      6% promissory note due July 2002 (Note 2)                  864,852       864,852
      Capitalized equipment lease obligations                    982,429        92,849
                                                             -----------   -----------
                                                              32,825,247    20,251,934
      Less: Current portion of long-term debt                  3,360,133     1,023,504
                                                             -----------   -----------
                                                             $29,465,114   $19,228,430
                                                             ===========   ===========

      (A) The Company is a guarantor of a loan agreement (last amended December 11, 1998) which provides for a credit facility in the aggregate amount of $10,900,000, guaranteed by TDA. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The initial term of the credit facility matures on October 22, 2003. Obligations under the credit facility are collateralized by certain current assets of Eagle (aggregating approximately $17,474,000 at March 31, 1999).

            Borrowings under the revolving credit loan are based on a formula relating to certain levels of receivables and inventory, as defined. Interest only is payable monthly at a floating rate equal to the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle.

            The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. The equipment loan bears interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle.

      (B) In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, MSI Eagle entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000, which is collateralized by substantially all of the tangible and intangible assets of MSI. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,075,000 term loan and the balance in the form of a revolving credit loan. The term loan is payable in 83 equal monthly installments each in the amount of

            $37,000 and a final payment of the then outstanding principal amount. The revolving credit loan bears interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of MSI Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of MSI Eagle. This credit facility has been guaranteed by the Company and TDA.

      (C) In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, JEH Eagle entered into a loan agreement, last amended on December 11, 1998, for a credit facility in the aggregate amount of $20 million which is collateralized by substantially all of the tangible and intangible assets of JEH Eagle. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,000,000 term loan, a $2,475,000 equipment loan, and the balance in the form of a revolving credit loan. The term loan is payable in 48 equal monthly installments, each in the amount of $62,500; the equipment loan is payable in equal monthly installments, based on a seventy-six month amortization schedule, each in the amount of $26,000, with a balloon payment due on the earlier of August 1, 2004 or the end of the loan agreement's initial or renewal term. The equipment and revolving credit loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of JEH Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of JEH Eagle. This credit facility has been guaranteed by the Company and TDA.

      (D) In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note. The note is payable in full in October 2000, and TDA has agreed to defer the interest payable on the note until its maturity.

      (E) During fiscal 1994, Eagle purchased land and a building in Birmingham, Alabama, for $735,000, of which $550,000 was financed by a first mortgage. The mortgage is repayable in fifty-nine equal monthly installments of approximately $4,700 each and a balloon payment of approximately $440,000 due in April 1999. During fiscal 1994, Eagle transferred this property, including related improvements (at a net book value of $216,189, net of the mortgage), to TDA in partial repayment of intercompany debt. Eagle remains the primary obligor on this mortgage.

4.    TRANSACTIONS WITH TDA AND OTHER RELATED PARTIES

      The Chief Executive Officer and Chairman of the Board of Directors of the Company is an officer and a director of TDA; the Executive Vice President, Secretary, Treasurer and a director of the Company is also an officer and a director of TDA; and another director of the Company is also a director of TDA.

      The Company has entered into an agreement pursuant to which TDA provides the Company with certain services including (i) managerial, (ii) strategic planning, (iii) banking negotiations, (iv) investor relations, and (v) advisory services relating to acquisitions for a five-year term which commenced in July 1997. The monthly fee, the payment of which commenced upon the consummation of the Offering and the Acquisitions, for the foregoing services is $3,000.

      The Company also entered into an agreement pursuant to which TDA provides the Company with office space and administrative services on a month-to-month basis. The monthly fee, the payment of which commenced upon the consummation of the Offering and the Acquisitions, for the foregoing services is $3,000.

      The Company and Eagle have entered into five-year employment agreements with the Company's Chief Executive Officer and its Executive Vice President, Secretary and Treasurer, which became effective upon the consummation of the Offering and the Acquisitions, at annual salaries of $200,000 each, subject to annual increases and bonuses as may be determined by the Board of Directors of the Company. Further, in July 1997, JEH Eagle entered into five-year employment agreements with such officers at annual salaries of $60,000 each. The payment of such salaries by JEH Eagle commenced upon the consummation of the Offering and the Acquisitions. The employment agreements provide for, among other things, continued payments of salary and benefits, under certain conditions.

      Eagle is liable for certain lease payments to a subsidiary of TDA under a lease for a former distribution center in Fort Lauderdale, Florida, including a balloon payment due May 1, 1999 in the approximate amount of $580,000 relating to industrial revenue bonds issued to acquire and develop the Fort Lauderdale property. Eagle has no direct obligation on the industrial revenue bond, which obligation is reflected in the financial statements of a real estate subsidiary of TDA. The lease expired on May 1, 1999. These premises have been subleased to an unrelated third party at an annual rental in excess of Eagle's annual lease obligation. The payments by Eagle have included a ratable share of the balloon payment.

      Eagle operates a substantial portion of its business from facilities leased from a subsidiary of TDA pursuant to ten-year written leases at annual rentals aggregating $790,000.

      During the nine months ended March 31, 1999, a subsidiary of TDA made a loan to a subsidiary of the Company in the amount of $400,000 as a short-term working capital advance. Also during the nine months ended March 31, 1999, TDA made a loan to the same subsidiary of the Company in the amount of $1,000,000 as a short-term working capital advance. These loans were repaid in full prior to the Offering and were non-interest bearing.

      The Due from TDA Industries, Inc. and affiliated companies account represented a non-interest bearing advance account with TDA and certain other subsidiaries of TDA. In connection with the Offering, Eagle cancelled, in the form of a non-cash dividend, all of TDA's indebtedness to Eagle, except for $486,362 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for which Eagle remains the primary obligor.

      In July 1997, JEH Eagle paid $150,000 to TDA for arranging the acquisition financing to acquire JEH Co.'s business. Such amount is included in deferred financing costs and is being amortized over the term of JEH Eagle's credit facility.

      JEH Eagle leases several of its distribution center facilities and its executive offices from the President of the Company pursuant to five-year written leases at annual rentals aggregating approximately $492,000.

      During the nine months ended March 31, 1999, JEH Eagle made sales aggregating approximately $270,000 to three entities owned by the son of the President. Management believes that such sales were made on terms no less favorable than sales made to independent third parties.

      In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note. The note is payable in full in October 2000, and TDA has agreed to defer the interest payable on the note until its maturity.

      MSI Eagle leases its corporate offices, showroom and warehouse in Mansfield, Texas, from a vice president of the Company pursuant to a three-year written lease at an annual rental aggregating approximately $107,000.

5.    COMMITMENTS AND CONTINGENCIES

      Eagle, JEH Eagle and MSI Eagle are committed to unrelated parties for long-term leases for property, automotive and data processing equipment. The leases expire on various dates through 2006. Certain of the leases for property include renewal options and provide for the payment of taxes and other occupancy costs.

      Two subsidiaries of the Company have a 401(k) plan covering eligible employees (the "Plan"). The Plan provides for discretionary contributions. No contributions were made to the Plan in fiscal 1999 by either of the subsidiaries.

6.    SHAREHOLDERS' EQUITY

      Initial Capitalization - In May 1996, the Company issued of 2,000,000 of its common shares to TDA (a founding shareholder) for a subscription price of $200 and 100,000 of its common shares to another founding shareholder and director for a subscription price of $10.

      Preferred Shares - The preferred shares may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors of the Company, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

      Common Shares - Holders of common shares are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred shares which may from time to time be outstanding, holders of common shares are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred shares, if any. Holders of common shares have no pre-emptive rights and have no rights to convert their common shares into any other securities.

      Warrants - The Company has outstanding 300,000 warrants which entitle the registered holder to purchase one common share at an exercise price of $5.00 per share (subject to adjustment) for three years commencing on the date of the Offering, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable state securities laws.

      In addition, 2,875,000 warrants were sold in the Offering and are outstanding. The warrants that were included in the Offering are exercisable at $5.50 per share, are also transferable separately from the common shares and are exercisable for five years from the date of the Offering, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable state securities laws.

      In connection with the Offering, the Company granted the underwriters warrants entitling the holders thereof to purchase an aggregate of 500,000 of the Company's common shares at an exercise price of $8.25 per share for five years commencing on the date of the Offering.

      Stock Option Plan - In August 1996, as amended in 1998, the Board of Directors adopted and shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, officers and directors. The total number of common shares for which options may be granted under the Stock Option Plan is 1,000,000 common shares. Upon the closing of the Offering, the Company granted options exercisable into 878,300 common shares to several of its employees and certain of its officers and directors. All of such options have a term of ten years. The exercise price of these options is the same price that the common shares offered in the Offering were sold to the public, $5.00 per share. The options granted to employees and officers (858,300) vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and the options granted to two directors (20,000) vest one year from the date of the grant.

7.    PRIVATE PLACEMENTS

      In February 1998, the Company borrowed an aggregate of $300,000 pursuant to promissory notes issued to TDA ($150,000) and two other shareholders of the Company. The promissory notes provided for interest at the rate of 15% per annum through June 30, 1998 and 6% per annum thereafter. The promissory notes were repaid on March 19, 1999.

      In August 1998 and January 1999, the Company borrowed $100,000 on each occasion pursuant to promissory notes issued to TDA. These promissory notes provided for interest at the rate of 6% per annum payable at maturity on the earlier of twenty-four months from the date of issue or upon the closing of the Offering. These notes were repaid on March 19, 1999.

                                      *****

                            EAGLE SUPPLY GROUP, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in global economic conditions; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; risks related to extending credit to customers; risks associated with dependence on one or more significant suppliers, risks associated with consolidations, restructuring and other ownership changes in the building supplies/construction industry and the Company's inability to find suitable acquisition candidates on terms commercially reasonable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      The following discussion and analysis should be read in conjunction the with the financial statements and related notes thereto which are included in the Company's Registration Statement on Form S-1, as amended and filed with the Securities and Exchange Commission.

      Eagle Supply Group, Inc. (the "Company") is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

      On March 17, 1999, the Company completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with it's initial public offering. The net proceeds to the Company aggregated $10,358,748.

      Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company and currently constitute the sole business operations of the Company.

      As a result of the Acquisitions, the consolidated unaudited interim financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods presented. The unaudited interim financial statements of Eagle and JEH Eagle have been included in the consolidated unaudited interim financial statements for all periods presented and the unaudited interim financial statements of MSI Eagle have been included in the consolidated unaudited interim financial statements for periods subsequent to the acquisition of MSI Co. by MSI Eagle on October 22, 1998. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from third party customers in the United States.

      Results of Operations

      Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

      Revenues of the Company during the three-month period ended March 31, 1999 increased by approximately $10,292,000 (35.1%) compared to the 1998 three-month period. Approximately $3,207,000 of this increase is due to the acquisition on October 22, 1998 of Masonry Supply, Inc. ("MSI Co.") by MSI/Eagle Supply, Inc. ("MSI Eagle"), a wholly-owned subsidiary of the Company. The remaining increase may be attributed to additional revenues generated from two new distribution centers ($1,635,000) and a general improvement in market conditions.

      Cost of goods sold increased between the 1999 and 1998 three-month periods at a slightly greater rate than the increase in revenues between these three-month periods. Accordingly, cost of goods sold as a percentage of revenues increased to 77.8% in the three-month period ended March 31, 1999 from 77.7% in the three-month period ended March 31, 1998, and gross profit as a percentage of revenues decreased to 22.2% in the three-month period ended March 31, 1999 from 22.3% in the three-month period ended March 31, 1998. The cost of goods sold and gross profit of MSI Eagle have not been included in calculating the percentages for the 1999 three-month period. If MSI Eagle's cost of goods sold and gross profit were included, cost of goods sold as a percentage of revenues would have been 76.1% and gross profit as a percentage of revenues would have been 23.9%.

      Operating expenses of the Company increased by approximately $2,185,000 (36.9%) between the 1999 and 1998 three-month periods. Approximately $922,000 of this increase is due to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. Excluding the operating expenses of MSI Eagle, operating expenses of the Company would have increased by approximately $1,263,000 (21.4%) between the 1999 and 1998 three-month periods. This increase may be attributed to new distribution center operating expenses of approximately $362,000, an increase in the allowance for doubtful accounts receivable of approximately $63,000, an increase in payroll and related costs of approximately $518,000 due primarily to the additional manpower needed to service the increased sales out of warehouse inventories, an increase in delivery expenses of approximately $142,000, an increase in warehouse expenses of approximately $141,000 and an increase in office expenses of approximately $61,000 primarily related to the implementation and relocation of the administrative functions of the Company to Texas, offset by reductions in other expense areas. Operating expenses as a percentage of revenues were 20.4% in the 1999 three-month period compared to 20.1% in the 1998 three-month period. If MSI Eagle's operating expenses were excluded, operating expenses as a percentage of revenues would have changed only minimally in the 1999 three-month period.

      Interest expense increased by approximately $194,000 (39%) between the 1999 and 1998 three-month periods. This increase is due to interest expense incurred by MSI Eagle (approximately $143,000) on its credit facility used primarily to fund its acquisition of MSI Co., the increase in interest expense on borrowings under revolving credit loans (approximately $45,000) and short-term borrowings by the Company (approximately $6,000).

      Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the three-month period ended March 31, 1999 were $451,080 and $1,771,647, respectively, compared to net income and EBITDA of $67,344 and $919,661, respectively, for the comparable period in fiscal 1998, representing a 569.8% increase in net income and a 92.6% increase in EBITDA.

      Earnings per share for the three-month period ended March 31, 1999 were $.08 compared to $.01 for the comparable period in fiscal 1998, an increase of 700%. EBITDA per share for the three-month period ended March 31, 1999 were $.30 compared to $.17 for the comparable period in fiscal 1998, an increase of 76.5%.

      Nine Months Ended March 31, 1999 Compared to the Nine Months Ended March 31, 1998

      Revenues of the Company during the nine-month period ended March 31, 1999 increased by approximately $22,096,000 (24.1%) compared to the 1998 nine-month period. Approximately $5,366,000 of this increase is due to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to additional revenues generated from two new distribution centers ($8,539,000) and a general improvement in market conditions.

      Cost of goods sold increased between the 1999 and 1998 nine-month periods at a lesser rate than the increase in revenues between these nine-month periods. Accordingly, cost of goods sold as a percentage of revenues decreased to 77.4% in the nine-month period ended March 31, 1999 from 78% in the nine-month period ended March 31, 1998, and gross profit as a percentage of revenues increased to 22.6% in the nine-month period ended March 31, 1999 from 22% in the nine-month period ended March 31, 1998. The cost of goods sold and gross profit of MSI Eagle have not been included in calculating the percentages for the 1999 nine-month period. If MSI Eagle's cost of goods sold and gross profit were included, cost of goods sold as a percentage of revenues would have been 76.5% and gross profit as a percentage of revenues would have been 23.5%.

      Operating expenses of the Company increased by approximately $3,628,000 (20%) between the 1999 and 1998 nine-month periods. Approximately $1,532,000 of this increase is due to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. Excluding the operating expenses of MSI Eagle, operating expenses of the Company would have increased by approximately $2,096,000 (11.5%) between the 1999 and 1998 nine-month periods. This increase may be attributed to new distribution center operating expenses of approximately $1,021,000, an increase in the allowance for doubtful accounts receivable of approximately $76,000, an increase in payroll and related costs of approximately $937,000 due primarily to the additional manpower needed to service the increased sales out of warehouse inventories, an increase in warehouse expenses of approximately $166,000 and an increase in office expenses of approximately $48,000 primarily related to the implementation and relocation of the administrative functions of the Company to Texas, offset by reductions in other expense areas. Operating expenses as a percentage of revenues were 19.1% in the 1999 nine-month period compared to 19.8% in the 1998 nine-month period. If MSI Eagle's operating expenses were excluded, operating expenses as a percentage of revenues would have changed only minimally in the 1999 nine-month period.

      Interest expense increased by approximately $579,000 (45.6%) between the 1999 and 1998 nine-month periods. This increase is due to interest expense incurred by MSI Eagle (approximately $212,000) on its credit facility used primarily to fund its acquisition of MSI Co., the increase in interest expense on borrowings under revolving credit loans (approximately $350,000) and short-term borrowings by the Company (approximately $17,000).

      Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the nine-month period ended March 31, 1999 were $1,977,340 and $6,057,639, respectively, compared to net income and EBITDA of $501,676 and $2,828,589, respectively, for the comparable period in fiscal 1998, representing a 294.1% increase in net income and a 114.2% increase in EBITDA.

      Earnings per share for the nine-month period ended March 31, 1999 were $.36 compared to $.09 for the comparable period in fiscal 1998, an increase of 300%. EBITDA per share for the nine-month period ended March 31, 1999 were $1.09 compared to $.52 for the comparable period in fiscal 1998, an increase of 109.6%.

      Liquidity and Capital Resources

      The Company initially funded itself by raising $300,000 in a private placement; issuing an aggregate of $500,000 of notes to TDA and other shareholders; incidental other borrowings from TDA or affiliates of TDA; and, on March 17, 1999, by issuing 2,500,000 shares of its Common Stock and 2,875,000 Redeemable Stock Purchase Warrants for net proceeds of $10,358,748 in an initial public offering.

      The Company's working capital was approximately $27,200,000 at March 31, 1999 compared to $13,316,000 at March 31, 1998 and $17,081,000 at June 30,
      1998. At March 31, 1999, the Company current ratio was 1.99 to 1 compared to 1.57 to 1 at March 31, 1998 and 1.71 to 1 at June 30, 1998.

      Cash used in operating activities for the nine months ended March 31, 1999 was approximately $813,000. Such amount consisted primarily of net income of $1,977,000, depreciation and amortization of $1,101,000, allowance for doubtful accounts of $688,000, increased levels of accounts payable of $72,000, accrued expenses and other current liabilities of $254,000, federal and state taxes payable of $73,000 and federal and state taxes payable due to TDA of $118,000, a decreased level of other current assets of $400,000, offset by increased levels of accounts and notes receivable of $4,131,000, inventories of $1,102,000 and deferred income taxes of $263,000.

      Cash used in investing activities for the nine months ended March 31, 1999 was approximately $2,821,000. Such amount consisted primarily of capital expenditures of $1,301,000 and payment for the purchase of the business and substantially all of the net assets of MSI Co. of $1,520,000.

      Capital expenditures was approximately $1,301,000 for the nine-months ended March 31, 1999. Management of the Company presently anticipates such expenditures in the next twelve months of not less than $750,000, of which approximately $500,000 will be financed and used for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the location of some of which have not yet been determined.

      Cash provided by financing activities was approximately $9,643,000. Such amount consisted primarily of principal borrowings on long-term debt of $121,815,000, issuance of notes payable - shareholder of $200,000, the sale of 2,500,000 shares of Common Stock and 2,875,000 Redeemable Common Stock Purchase Warrants in an initial public offering for net proceeds of $10,359,000, capital contribution from TDA of $1,000,000 and a change in the intercompany account of $70,000, offset by principal reductions of long-term debt of $122,101,000, repayment of notes payable shareholders of $500,000 and dividends paid to TDA of $1,200,000.

      During the nine-month period ended March 31, 1999, TDA and a subsidiary of TDA made loans to Eagle in the amount of $1,400,000 as short-term working capital advances. These loans were repaid in full prior to the consummation of the Offering and they were non-interest bearing.

      During Eagle's fiscal year ended June 30, 1998, Eagle made dividend payments of $1,200,000 to TDA. JEH Eagle did not make any dividend payments to TDA during fiscal year ended June 30, 1998. During the nine-month period ended March 31, 1999, Eagle and JEH Eagle made dividend payments to TDA of $450,000 and $750,000, and, in connection with the Offering, Eagle cancelled, in the form of a non-cash dividend, all of TDA's indebtedness to Eagle, except for $486,362 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for which Eagle remains the primary obligor. MSI Eagle is precluded from making dividend payments and certain other distributions to TDA pursuant to the terms of its credit facility.

      Acquisitions

      In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was $14,767,852, consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year $864,652 principal amount note bearing interest at the rate of 6% per year. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee are to be paid by JEH Eagle. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer in fulfillment of certain of such future consideration (See Note 2 to the consolidated unaudited financial statements).

      In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, now a Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was $8,537,972, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustments under certain conditions. Upon the consummation of the Offering, the Company issued 50,000 of its common shares to Gary L. Howard, the designee and owner of MSI Co. and a vice president of the Company, in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee are to be paid by MSI Eagle. Upon consummation of the Offering, the Company issued 200,000 of its common shares to Gary L. Howard in fulfillment of certain of such future consideration (See Note 2 to the consolidated unaudited financial statements).

      Credit Facilities

      The Company is a guarantor of a loan agreement (last amended December 11, 1998) which provides for a credit facility in the aggregate amount of $10,900,000, guaranteed by TDA. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The initial term of the credit facility matures on October 22, 2003. Obligations under the credit facility are collateralized by certain current assets of Eagle (aggregating approximately $17,474,000 at March 31, 1999). Borrowings under the revolving credit loan are based on a formula relating to certain levels of receivables and inventory, as defined. Interest only is payable monthly at a floating rate equal to the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle. The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. The equipment loan bears interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle.

      In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, MSI Eagle entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000, which is collateralized by substantially all of the tangible and intangible assets of MSI. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,075,000 term loan and the balance in the form of a revolving credit loan. The term loan is payable in 83 equal monthly installments each in the amount of $37,000 and a final payment of the then outstanding principal amount. The revolving credit loan bears interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of MSI Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of MSI Eagle. This credit facility has been guaranteed by the Company and TDA.

      In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, JEH Eagle entered into a loan agreement, last amended on December 11, 1998, for a credit facility in the aggregate amount of $20 million which is collateralized by substantially all of the tangible and intangible assets of JEH Eagle. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,000,000 term loan, a $2,475,000 equipment loan, and the balance in the form of a revolving credit loan. The term loan is payable in 48 equal monthly installments, each in the amount of $62,500; the equipment loan is payable in equal monthly installments, based on a seventy-six month amortization schedule, each in the amount of $26,000, with a balloon payment due on the earlier of August 1, 2004 or the end of the loan agreement's initial or renewal term. The equipment and revolving credit loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of JEH Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of JEH Eagle. This credit facility has been guaranteed by the Company and TDA.

      In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note. The note is payable in full in October 2000, and TDA has agreed to defer the interest payable on the note until its maturity.

      Impact of Inflation

      General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and bears higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, the Company's management believes that inflation currently does not have a material effect on its operating results, but there can be no assurance that this will continue to be so in the future.

      Year 2000 Compliance

      The Year 2000 ("Y2K") compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      In 1997, systems were identified and purchased that would meet, at that time, Eagle's requirements and be Y2K compliant in regard to the maintenance and management of its operating system and distribution software package. Eagle then commenced the upgrade of its hardware and the conversion to new software programs that are Y2K compliant. Additionally, the Company's management has started to integrate and centralize certain of Eagle's and JEH Eagle's administrative functions, including data processing, and it is anticipated that MSI Eagle's administrative functions, including data processing, also will be integrated and centralized with the administrative functions of Eagle and JEH Eagle. Additionally, JEH Eagle and MSI Eagle will be utilizing and adopting Eagle's upgraded data processing equipment and new software programs. As their hardware and software vendors have certified that their products are Y2K compliant, management of the Company have determined that the Y2K compliance issue will not pose significant operational problems for their computer systems. The Company's desktop systems are running products which management believes are compliant except for minor issues.

      The Company has initiated formal communications with all of their significant suppliers and large customers to determine the extent to which the Combined Entities may be vulnerable to those third parties' failure to remediate their own Y2K compliance issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

      Management of the Company believes that all significant testing for all potential Y2K issues will be completed in the second quarter of 1999. However, there can be no assurances that customers, suppliers and/or service providers on which the Company relies will resolve their Y2K issues accurately, thoroughly and/or on time. Contingency plans are being considered and will be in place by the third quarter of 1999 in the event that the Company is at risk in regard to suppliers, customers or their own internal hardware and software.

      Based on management's assessment of the cost of addressing Y2K compliance issues, such cost is not currently expected to have a material adverse impact on the Company's financial position. The total cost of the project is estimated at $300,000 and is being expensed over the three-year term of the operating lease for the equipment and software. The estimated cost of the project and the date on which the Company believes it will complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors.

      However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Failure to complete the Y2K project by the year 2000 could have a material adverse affect on future operating results and the financial condition of the Company.

      Impact of New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprise's reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general-purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single industry segment and all of its revenues are derived from third party customers in the United States. Other required disclosures will be presented in the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1999.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2000 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

      In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the first quarter of the Company's fiscal year ending June 30, 2000. Management does not believe that this Statement will have a significant impact on the Company.

Item 2. Changes in Securities and Uses of proceeds

      On March 12, 1999, the Company's Registration Statement, Securities and Exchange Commission ("SEC") File No. 333-09951, became effective under the Securities Act of 1933 for an offering of 2,500,000 shares of the Company's Common Stock ("Shares") and 2,500,000 Redeemable Common Stock Purchase Warrants ("Warrants") exclusive of an additional 375,000 Shares and Warrants registered to cover an overallotment option granted to Barron Chase Securities, Inc. ("Underwriter"). The offering was commenced by the Underwriter on the date of the effectiveness and a closing of the offering of 2,500,000 Shares and 2,875,000 Warrants was held on March 17, 1999. The initial offering price was $5.00 per Share and $.125 per Warrant, resulting in gross proceeds of $12,859,375. The Underwriter received a 9% commission and a 3% non-accountable expense allowance of the gross proceeds, or an aggregate of $1,543,125. Additional offering expenses were approximately $957,202 resulting in net proceeds to the Company of $10,358,748. The following expenditures have been made from the net proceeds.

      o $534,907 to repay principal and interest on borrowings of $500,000 made by the Company pursuant to promissory notes issued to shareholders of the Company, including $369,755 to TDA Industries, inc. ("TDA"), the Company's majority shareholder.

      o $1,474,478 in principal and interest to Gary L. Howard, designee and owner of Masonry Supply, Inc. ("MSI Co.") and a vice president of the Company, pursuant to a five-year promissory note issued by one of the Company's subsidiaries in connection with the acquisition of the business and substantially all of the assets of MSI Co.

      o $2,624,000 to reduce outstanding balances of credit facilities of two of the Company's subsidiaries.

      o The balance has been invested in high grade, short-term interest bearing investments.

      Except for the foregoing payments to TDA and Gary L. Howard, no part of the offering expenses or net proceeds was directly paid to (a) directors or officers of the Company, or their associates; (b) persons owning 10% or more of the Company's Shares; or (c) any affiliate of the Company.

      As part of SEC File 333-09951, the Company also registered 2,875,000 Shares underlying the Warrants, Common Stock Underwriters Warrants entitling the Underwriter to purchase an aggregate of 500,000 Shares ("Underwriters Warrants"), 500,000 Shares underlying the foregoing Underwriters Warrants and 300,000 Shares underlying the Warrants previously issued to certain Selling Securityholders. Neither the Underwriter nor the Selling Securityholders are believed to have publicly sold any of their registered securities of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                        EAGLE SUPPLY GROUP, INC.


Dated: May 13, 1999                By:  /s/ Douglas P. Fields
                                        ------------------------------------
                                        Douglas P. Fields, Chairman of the Board
                                          of Directors, Chief Executive Officer
                                          and Director (Principal Executive
                                          Officer)



Dated: May 13, 1999                By:  /s/ Frederick M. Friedman
                                        ------------------------------------
                                        Frederick M. Friedman, Executive Vice
                                          President, Treasurer, Secretary and
                                          Director (Principal Financial and
                                          Accounting Officer)