Form 10-K
period 1999-06-30
EAGLE SUPPLY GROUP INC
filed 1999-09-28
CIK 1016959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

\x\ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended  June 30, 1999
                           ----------------------------------------------------
                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from                 to
                                ---------------    -----------------
                        Commission File Number 000-25423
                                               ---------


                            EAGLE SUPPLY GROUP, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  13-3889248
-------------------------------------------------------------------------------
         (State of Other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)                  Identification No.)

122 East 42nd Street, Suite 1116, New York, New York        10168
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code   212-986-6190
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class          Name of Each Exchange on Which Registered
---------------------------       ---------------------------------------------

     Common Stock                 Boston Stock Exchange
---------------------------       ---------------------------------------------

     Redeemable Common Stock      Boston Stock Exchange
----------------------------      ---------------------------------------------

     Purchase Warrants
----------------------------

Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the common equity held by non-affiliates of the registrant at September 21, 1999, was approximately $10,800,000 based upon the last sale price ($4.00 per share) as reported by NASDAQ on that date.

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ------    ------


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


The number of shares outstanding of the Registrant's common stock, as of September 21, 1999, was 8,450,000 shares.

        This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or cancellation of existing sources of supply, the pricing of and demand for distributed products, the presence of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

ITEM 1.  BUSINESS

INTRODUCTION

         The Registrant Eagle Supply Group, Inc. ("Group" or the "Company") was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry. Group maintains a website at www.eaglesupplygroup.com.

         On March 17, 1999, Group completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants ("Warrants") at $.125 per Warrant in connection with its initial public offering. The net proceeds to Group aggregated approximately $10,206,000.

         Simultaneously, Group acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (collectively the "Subsidiaries") from TDA Industries, Inc. ("TDA" or the "Parent") for consideration including 3,000,000 of Group's common shares. Upon the consummation of the acquisitions, each of Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of Group and currently Group's business operations. Where permitted by the context of this Report, references to Group or the Company means Group or the Company and the Subsidiaries taken as a whole.

         Background information concerning the Subsidiaries:

         - Eagle was founded in Florida in 1905 and was acquired by TDA in 1973. Eagle is a wholesale distributor of a complete line of roofing supplies and related products through its own sales force and distribution facilities to roofing supply and related products contractors and sub-contractors. Such contractors and sub-contractors are engaged in commercial and residential roofing repair and the construction of new residential and commercial properties.

         - JEH Co. was founded in 1982 and its business and substantially all of its assets were purchased by JEH Eagle in July of 1997. Similar to Eagle, JEH Eagle is a wholesale distributor of roofing supplies and related products using similar sales methods. JEH Eagle also distributes drywall, plywood, vinyl siding and similar products to contractors, builders, and developers primarily engaged in the construction industry.

         - MSI Co. was founded in 1979, and its business and substantially all of its assets were purchased by MSI Eagle in October of 1998. MSI Eagle is a wholesale distributor of cement, masonry supplies and related products to building contractors and subcontractors through its own sales force and distribution centers. Such contractors and subcontractors are engaged in residential and commercial construction.

-        The operations of JEH Eagle and MSI Eagle are currently being merged.

POTENTIAL EXPANSION BY ACQUISITION

         Group plans to seek acquisition candidates primarily in the roofing supplies and related products industry throughout the United States, with greater emphasis on the Southeastern, Midwestern and Western regions and less emphasis on the Northeastern region of the United States. However, Group may consider acquisition candidates in any of the foregoing regions of the United States if an exceptional opportunity arises.

         Group intends to seek out prospective acquisition candidates in businesses that complement or are otherwise related to the business of the Subsidiaries. Group anticipates that it will finance future acquisitions, if any, through a combination of cash, issuances of shares of capital stock of Group and additional equity or debt financing.

EXPANSION BY INTERNAL GROWTH

         Management intends to continue to pursue expansion of the operations of the Acquisitions by adding new distribution centers with the proceeds of its public offering and by internal growth. During the fiscal year ended June 30, 1999, the Subsidiaries have opened five new distribution centers, with three additional new distribution centers planned by the end of the fiscal year ending June 30, 2000. Additionally, MSI Eagle and JEH Eagle have combined two distribution centers into one distribution center.

BUSINESS

         Eagle and JEH Eagle are wholesale distributors of a complete line of roofing supplies and related products through their own sales forces to roofing supply and related products contractors and sub-contractors in the geographic areas where they have distribution centers. Such contractors and sub-contractors are engaged in commercial and residential roofing repair and the construction of new residential and commercial properties.

         Eagle also distributes sheet metal products used in the roofing repair and construction industries. JEH Eagle also distributes drywall, plywood and related products and, solely in Colorado, vinyl siding to the construction industry. In general, products distributed by Eagle and JEH Eagle include equipment, tools and accessory products for the removal of old roofing, re-roofing and roof construction, and related materials such as shingles, tiles, insulation, liquid roofing materials, fasteners, ventilation materials, sheet metal of the type used in the roofing industry, drywall and plywood.

         The following chart indicates the approximate percentage of the indicated product categories sold by Eagle and JEH Eagle for the periods indicated:


                                   RESIDENTIAL     COMMERCIAL                         DRYWALL AND
                                   ROOFING         ROOFING          SHEET METAL       PLYWOOD
                                   -----------     ----------       -----------       -----------
                                              EAGLE
Fiscal Year Ended June 30,
1998                                  60%             27%               12%            1%
1999                                  62%             26%               12%            N/A

                                            JEH EAGLE
Fiscal Year Ended June 30,
1998                                  85%              5%               N/A            10%
1999                                  77%              5%                2%            16%




         MSI Eagle is a wholesale distributor of a complete line of cements and masonry supplies and related products through its own direct sales force to building and masonry contractors and sub-contractors in the Dallas/Fort Worth metropolitan area. In general, products distributed by MSI Eagle include cement, cement mixtures and similar "bag" products (lime, sand, etc.), angle iron, cinder blocks, cultured stones and bricks, fireplace and pool construction materials, and equipment, tools and accessory products for use in residential and commercial construction.

         The following chart indicates the approximate percentage of total revenues that were provided by the indicated product categories sold by MSI Co. for the periods indicated.

                                                    MSI EAGLE

                                                  BLOCKS/STONE                                     SWIMMING POOL AND
                                BAGGED/BULK       AND                               FIREPLACE      ALL OTHER
                                PRODUCTS          BRICKS           ANGLE IRON       PRODUCTS       PRODUCTS
                                --------          ------           ----------       ---------      -----------------
Fiscal Year Ended June 30,
1998                             65%               12%              9%               1%             13%
1999                             65%               15%              7%               3%             10%


GROWTH

         - Eagle has grown from nine distribution centers at June 30, 1991, including locations in Florida (seven) and Alabama (two), to its current level of sixteen distribution centers including locations in Florida (eleven), Alabama (four) and Mississippi (one).

         - JEH Eagle grew from six distribution centers in 1990, including locations in Texas (five) and Colorado (one) to seventeen distribution centers, including locations in Texas (five), Colorado (five), Kansas (one), Indiana (two), Nebraska (one), Minnesota (one) and Virginia (two).

         - MSI Eagle grew from its sole distribution center in 1979 to four distribution centers, including two distribution centers now merged with JEH Eagle.

         Eagle has pursued its expansion activities by opening new centers. JEH Co. in the past and JEH Eagle now, occasionally, establish temporary distribution centers in response to storms which have created temporary markets. After opening a new distribution center, the initial focus is to develop a customer base, to develop and improve the distribution center's market position and operational efficiency and then to expand its customer base.

OPERATING STRATEGY

PURCHASING ECONOMIES

         Eagle, JEH Eagle and MSI Eagle negotiate with suppliers to obtain volume discounts and other favorable terms.

PRINCIPAL PRODUCTS

EAGLE AND JEH EAGLE

         Eagle and JEH Eagle distribute a variety of roofing supplies and related products and accessories foruse in the commercial and residential roofing repair and construction industries.

         RESIDENTIAL ROOFING PRODUCTS. Shingles (asphalt, ceramic, slate, concrete, fiberglass and fiberglass combined with asphalt), tiles, felt, insulation, waterproof underlaying, ventilation systems and skylights.

         COMMERCIAL ROOFING PRODUCTS. Asphalt, cements, tar, other coatings, modified bitumen and roll roofings.

         SHEET METAL PRODUCTS. These products are sold principally by Eagle and include aluminum, copper, galvanized and stainless sheet metal.

         DRYWALL/PLYWOOD PRODUCTS. These products are sold principally by JEH Eagle and include sheetrock and plywood.

         Eagle and JEH Eagle also sell accessory products related to each of the foregoing, including, but not limited to, roofing equipment, power and hand tools and fasteners.

MSI EAGLE

         MSI Eagle distributes a variety of cement and masonry supplies and related products and accessories for use in the residential and commercial building and masonry industries.

         CONCRETE AND MASONRY PRODUCTS. Portland cement for use in housing foundations, laying pavements, walkways and other similar uses. Masonry cement for use in brick and stone masonry. Cement is principally sold by bags of varying weight (approximately 10 pounds to 95 pounds) and is sold in a variety of mixtures such as concrete mixes (portland cement, sand and gravel), sand mixes (portland cement and sand), mortar mixes (masonry mortar cement and masonry sand) and grout (cement and sand). Also sold are sand, gravel, underwater cement, concrete and asphalt "patching" compounds.

         ANGLE IRON. Iron forged at a ninety degree angle which is cut to customer's specification for use as support above windows and doorways.

         BRICKS AND STONES. Bricks, used bricks, firewall bricks, "cultured" (man-made) stones in a variety of colors and shapes, cinder blocks, glass blocks.

         FIREPLACE PRODUCTS. Fireboxes, dampers, flues, facings, insulations, fireplace tools and accessories.

         SWIMMING POOL PRODUCTS. Cements and molds used in pool construction.

         MSI Eagle also sells a variety of products related to the foregoing, including cement mixers, rulers, levels, trowels, and other tools, cleaning solvents, patching compounds, supports and fasteners.

VENDORS

        Each of the Subsidiaries distribute products manufactured by a number of major vendors.

         EAGLE. GAF Corporation ("GAF") is its largest supplier, accounting for approximately 23%, and 21% of Eagle's product lines during its fiscal years ended June 30, 1998 and 1999, respectively. During the same periods, three other vendors' products accounted for an aggregate of approximately 22%, and 20%, respectively, of its product lines.

         JEH EAGLE. Atlas Roofing Corp., a supplier of residential and commercial roofing materials, is its largest supplier, accounting for approximately 15% and 15% of JEH Eagle's product lines during its fiscal years ended June 30, 1998 and 1999, respectively. During the foregoing periods, three other vendors' products accounted for an aggregate of approximately 35% and 38%, respectively, of JEH Eagle's product lines. Included within the foregoing three vendors were GAF which accounted for approximately, 17% and 16% of JEH Eagle's product lines during its fiscal years ended June 30, 1998 and 1999, respectively.

         MSI EAGLE. Texas Industries, Inc. ("TII") is its largest supplier, accounting for approximately 27% and 28% of MSI Eagle's (including its predecessor company, MSI Co.) product lines during its fiscal years ended June 30, 1998 and 1999, respectively. During the foregoing periods, Lehigh Portland Cement ("Lehigh") accounted for approximately 17% and 18%, respectively, of MSI Eagle's (including its predecessor company, MSI Co.)
product lines.

         There are no written long-term supply agreements with any vendors. Management believes that in the event of any interruption of product deliveries from any suppliers, Group will be able to secure suitable replacement suppliers on acceptable terms.

CUSTOMERS, SALES AND MARKETING

         Practically all customers purchase products pursuant to short-term credit arrangements. Sales efforts are directed primarily through Group's salespersons including "inside" counter persons who serve walk-in and call-in customers and "outside" salespersons calling upon past, current and potential customers with MSI Eagle placing a greater emphasis on its outside sales force, viewing selling inside its distribution centers as only incidental to the "inside" personnel's other job responsibilities.

         Group has no written long-term supply agreements with any customers. No Group customer accounted for 5% or greater of sales during fiscal 1999.



COMPETITION

         Group faces substantial competition in the wholesale distribution of roofing, cement and masonry supplies from relatively smaller distributors, retail distribution centers and, as to Eagle and JEH Eagle, from a number of multi-regional and national wholesale distributors of building products, including suppliers of roofing products which have greater financial resources and are larger than Group, including:

-        American Builders & Contractors Supply Co., Inc.,
-        Cameron Ashley Building Products, Inc.,
-        Allied Building Products, and
-        Bradco Supply Corporation.

         Group currently competes in its customer business on the basis of:

-        competitive pricing,
-       breadth of product line,
-       prompt delivery,
-       customer service,
-       providing discounts for prompt payment,
-       credit extension, and
-       the abilities of its personnel.

To a substantially lesser degree, Group also competes with larger high volume discount general building supply stores selling standardized lower priced products, sometimes at lower prices, but not carrying the breadth of product lines or offering the same service as provided by full service wholesale distributors such as they are.

         Group anticipates that it may experience competition from entities and individuals (including venture capital partnerships and corporations, equity funds, blind pool companies, competing wholesale roofing supply distribution centers, large industrial and financial institutions, small business investment companies and wealthy individuals) which are well-established and have greater financial resources and more extensive experience than Group in connection with identifying and effecting acquisitions of the type sought by Group. Group's financial resources will be limited in comparison to those of many of such competitors.

BACKLOG

        Group's business is conducted on the basis of short-term orders and prompt delivery schedules precluding any substantial backlog.

EMPLOYEES

         At June 30, 1999, the Subsidiaries employed approximately 477 full-time employees, including seven executives, 49 managerial employees, 108 salespersons (including 53 "inside" salespersons), 228 warehouse persons, drivers and helpers, and 85 clerical and administrative persons. Difficulties have been experienced in retaining drivers and helpers because of the tight job market in Group's market areas and the need for drivers to be certified by the departments of motor vehicles and pass other testing standards, but suitable replacements have been readily available without material adverse economic impact. Group is not subject to any collective bargaining agreement, and each believes that its relationship with its employees is good.

         Group (excluding the Subsidiaries) has no employees other than its officers. Group's management currently consists of five officers, including two officers, Douglas P. Fields and Frederick M. Friedman, neither of whom are required to commit a specific amount of their time to the affairs of Group.

ITEM 2. PROPERTIES

         EAGLE

         Eagle leases approximately 15,000 square feet of executive office space located at 1451 Channelside Drive, Tampa, Florida 33629 from 39 Acre Corp., a wholly-owned subsidiary of TDA, at an approximate annual rental of $120,000. Approximately 7,500 square feet of such space is subleased by Eagle to an unrelated third party tenant. See Item 13. "Certain Relationships and Related Transactions."

         The following tables list the locations of Eagle's showroom and distribution centers.

          LOCATIONS OWNED BY AND LEASED FROM A WHOLLY-OWNED TDA SUBSIDIARY
                                                                     APPROXIMATE           APPROXIMATE BASE
CITY AND STATE                                                       SQUARE FOOTAGE        ANNUAL RENTAL

Birmingham, Alabama......................................            39,000                 $117,000(1)
Mobile, Alabama..........................................            24,000                  $77,000
Tampa, Florida...........................................            69,000                 $149,000
St. Petersburg, Florida..................................            25,000                  $73,000
Holiday, Florida.........................................            16,000                  $47,000
Fort Myers, Florida......................................            16,000                  $47,000
Lakeland, Florida........................................            20,000                  $80,000
Pensacola, Florida.......................................            26,000                  $80,000


---------------------
(1)      See Item 13. "Certain Relationships and Related Transactions."

         As part of the foregoing leasing arrangements between Eagle and 39 Acre Corp., additional undeveloped land is leased to Eagle from the TDA subsidiary. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreage of the undeveloped land are as follows:
Birmingham (one), Tampa (one), St. Petersburg (two), Holiday (three), Ft. Myers (one and a third) and Pensacola (two and a half).

         In March 1999, Eagle entered into written ten-year leases with 39 Acre Corp. providing for base annual rentals as set forth above for the first five years of such leases with provisions for increases in rent based upon the consumer price index at the beginning of the sixth year of such ten-year leases and with provisions for five-year renewal options, increases in rent based upon the consumer price index, and lease terms, additional rental and other charges customarily included in such leases, including provisions requiring Eagle to insure and maintain and pay real estate taxes on the premises as is currently required. Group believes that the rent and other terms of the lease agreements between 39 Acre Corp. and Eagle are on at least as favorable terms as Eagle would expect to negotiate with unaffiliated third parties. Neither Eagle nor 39 Acre Corp. will be permitted to terminate the leases before the end of their term without a breach or default by the other party. See Item 13.
"Certain Relationships and Related Transactions."

                             LOCATIONS LEASED FROM THIRD PARTIES

                                                                       APPROXIMATE           APPROXIMATE BASE
CITY AND STATE                                                         SQUARE FOOTAGE        ANNUAL RENTAL
Decatur, Alabama...............................................        12,300                $43,000(1)
Montgomery, Alabama............................................        24,000                $90,000(2)
Clearwater, Florida............................................         6,000                $23,000(3)
Panama City, Florida...........................................        21,600                $63,000(4)
Fort Walton Beach, Florida.....................................         8,000                $36,000(5)
Crystal River, Florida.........................................        12,600                $42,000(6)
Tallahassee, Florida...........................................        15,000                $45,000(7)
Gulfport, Mississippi..........................................        13,000                $32,000(8)


------------------------
(1) The lease for the Decatur, Alabama, premises expires on August 31, 2000. This lease requires Eagle to maintain liability insurance on the premises.

(2) The lease for the Montgomery, Alabama, premises expires on June 1, 2003. This lease provides for a three-year renewal option and grants Eagle a purchase option. Pursuant to this lease, Eagle is required to maintain liability, fire, casualty and other types of insurance coverage on the premises.

(3) The lease for the Clearwater, Florida, premises expires on or about June 30, 2003. Pursuant to this lease, Eagle is required to pay all municipal, county and state taxes, maintain and carry comprehensive public liability insurance on the premises.

(4) The lease for the Panama City, Florida, premises expires on or about February 15, 2003 and provides for a five-year renewal option at an increased rental based upon the CPI. Pursuant to this lease, Eagle is required to maintain the premises and provide fire, windstorm and other insurance. Additionally, Eagle is required to pay all sales and use taxes imposed upon the rental payments for the premises. Eagle has the right of first refusal to purchase these premises in certain events.

(5) The lease for the Fort Walton Beach, Florida, premises is on a month-to-month basis. Eagle is also required to maintain liability insurance on the premises.

(6) The lease for the Crystal River, Florida, premises expires on February 29, 2000. Eagle is also required to maintain the premises, pay certain taxes (sales, use, rent, receipts) and pay public liability insurance premiums.

(7) The lease for the Tallahassee, Florida, premises expires on January 31, 2001 and provides for two five-year renewal options with the base rental escalating at the rate of three percent per year during option years and a right of first refusal to purchase the premises. This lease requires Eagle to pay any real estate and sales taxes, maintain the premises and provide liability insurance.

(8) The lease for the Gulfport, Mississippi, premises expires on May 08, 2003. This lease requires Eagle to maintain liability insurance on the premises, maintain the premises and pay any real estate and personal property taxes.

JEH EAGLE

         JEH Eagle leases approximately 8,000 and 10,000 square feet of executive office and showroom space located at 2500 U.S. Highway 287, Mansfield, Texas 76063 and 8221 E. 96th Avenue, Henderson, Colorado 80640, respectively, from James E. Helzer, the President of the Group, Eagle and JEH Eagle. The annual aggregate rental for the foregoing premises is combined with the rentals of relevant distribution centers discussed below. See Item 13. "Certain Relationships and Related Transactions." JEH Eagle owns the distribution center in Littleton, Colorado (approximately 6,100 square feet and 2.5 acres of land used for storage).


         The following tables list the locations of JEH Eagle's distribution centers.

                          LOCATIONS OWNED BY AND LEASED FROM JAMES E. HELZER

                                                                                            APPROXIMATE BASE
                                                                      APPROXIMATE           ANNUAL RENTAL
CITY AND STATE                                                        SQUARE FOOTAGE
Colorado Springs, Colorado......................................        4,000                $19,000
Henderson, Colorado.............................................      110,000               $108,000
Colleyville, Texas..............................................        7,000                $42,000
Frisco, Texas...................................................       17,000                $60,000
Mansfield, Texas................................................       57,700               $225,000
Mesquite, Texas.................................................       10,000                $43,000

         The foregoing premises are leased to JEH Eagle from James E. Helzer pursuant to five-year leases expiring in June 2002 providing the indicated base annual rentals with provisions for five percent increases effective July 2000. Except for the Frisco, Texas, premises, said leases grant JEH Eagle two five-year renewal options providing for five percent increases in the base annual rent during certain renewal years. Additional rental and other charges for the foregoing leases include provision for JEH Eagle to insure and maintain and pay all taxes on the premises. JEH Eagle also has a right of first refusal to purchase the foregoing premises. Group believes that such leases are on terms no less favorable than JEH Eagle could have obtained from independent third parties.

         As part of the foregoing leases, additional undeveloped land is leased to JEH Eagle from James E. Helzer. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreage of the undeveloped land is as follows: Colorado Springs (three), Henderson (six), Colleyville (one and a half), Frisco (two and a half), Mansfield (twelve and a half) and Mesquite (two).

                                    LOCATIONS LEASED FROM THIRD PARTIES

                                                                       APPROXIMATE           APPROXIMATE BASE
                 CITY AND STATE                                        SQUARE FOOTAGE        ANNUAL RENTAL
Eagle, Colorado.............................................           10,000                 $72,000(1)
Fort Collins, Colorado......................................            9,000                 $32,000(2)
Indianapolis, Indiana.......................................           15,000                 $66,000(3)
Burns Harbor, Indiana    ...................................            6,000                 $32,000(4)
Garden City, Kansas.........................................            5,200                 $24,000(5)
Scotts Bluff, Nebraska   ...................................            3,000                 $18,000(6)
Eagan, Minnesota............................................           31,200                $110,000(7)
Austin, Texas...............................................           56,000                 $96,000(8)
Lorton, Virginia............................................           30,000                $195,000(9)
Norfolk, Virginia...........................................           19,000                 $55,000(10)
Addison, Texas..............................................           30,000                $144,000(11)


         As part of the foregoing leases, additional undeveloped land is leased to JEH Eagle from third parties. That undeveloped land is used for storage or reserved for future use. The location and approximate acreage of the undeveloped land is as follows: Eagle (two), Fort Collins (one and a half), Indianapolis
(two) and Austin (six).

-----------------------




(1) The lease for the Eagle, Colorado, premises expires on June 30, 2001 but may be terminated by JEH Eagle on thirty days notice and provides for a two-year renewal options. Pursuant to this lease, JEH Eagle is required to pay all utility bills and assessments and maintain and carry comprehensive public liability insurance on the premises.

(2)      The lease for the Fort Collins, Colorado, premises expires on March 31,
         2000. JEH Eagle is required to pay its proportionate share of taxes, insurance and maintenance charges for these premises and maintain the portion of the premises it occupies.

(3) The lease for the Indianapolis, Indiana, premises expires in March 2002 and requires JEH Eagle to pay real estate taxes and carry comprehensive public liability insurance on the premises.

(4) The lease for the Burns Harbor, Indiana, premises expires in May 2001, with a 12 month renewal option and requires JEH Eagle to carry comprehensive public liability and other insurance on the premises.

(5)      The lease for the Garden City, Kansas, premises expires on January 31,
         2000 and provides for a month-to-month renewal option and requires JEH
         Eagle to carry comprehensive public liability and other insurance on the premises.

(6) The lease for the Scotts Bluff, Nebraska, premises is on a month-to-month basis and requires JEH Eagle to maintain public liability insurance on the premises.

(7) The lease for the Eagan, Minnesota, premises expires in June 2000 and requires JEH Eagle to pay real estate taxes, maintenance charges and carry comprehensive public liability and other insurance on the premises.

(8) The lease for the Austin, Texas, premises expired and continues on a month-to-month basis and requires JEH Eagle to pay all real estate taxes and carry comprehensive public liability insurance on the premises.

(9) The lease for the Lorton, Virginia, premises expires on July 31, 2000 and provides for one three-year renewal option and requires JEH Eagle to carry comprehensive public liability and other insurance.

(10)     The lease for the Norfolk, Virginia, premises expires on April 1, 2002.
         JEH Eagle is also required to pay all real estate taxes and assessments and maintain and carry comprehensive public liability insurance on the premises.

(11) The lease for the Addison, Texas, premises expires in March 2002 and provides for a month-to-month renewal option. JEH Eagle is also required to pay all real and personal property taxes and to maintain and carry property and comprehensive public liability insurance on the premises. Adjacent to the Addison premises is an undeveloped parcel of land of approximately two acres which is presently used for storage.
         The lease on this





parcel expires on May 1, 2002. JEH Eagle is also required to pay its proportionate share of real estate taxes.

MSI EAGLE

         MSI Eagle leases approximately 30,000 square feet of executive office, showroom and warehouse space, and approximately four acres of outdoor storage space in Mansfield, Texas from Gary L. Howard and his spouse at an annual base rental of approximately $107,000 pursuant to a lease expiring in October 2001.
MSI Eagle has the right to two, three-year renewals at a base annual rental five percent over the prior term. Additional rental and other charges for the foregoing lease include provisions for MSI Eagle to insure and maintain and pay taxes on the premises. MSI Eagle has a right of first refusal to purchase the foregoing premises. Group believes that the foregoing lease is on terms no less favorable than MSI Eagle could have obtained from an independent third party.
See Item 13. "Certain Relationships and Related Transactions."

         The following table lists the locations of MSI Eagle's other distribution centers, all of which are leased from independent third parties and are located in the Dallas/Fort Worth metropolitan area of Texas.
                                                                                           APPROXIMATE
                                                                     APPROXIMATE SQUARE    BASE
CITY                                                                 FOOTAGE               ANNUAL RENTAL
Mesquite.......................................................      10,000                $30,000(1)
Southlake......................................................       9,000                $42,000(2)

---------------------
(1) The lease for the Mesquite premises expires in May 2000. The lease for the Mesquite premises provides for successive three-year renewal options. Pursuant to this lease, MSI Eagle is required to pay taxes on the property, maintain and carry comprehensive public liability insurance, pay all utility charges and maintain the premises.

(2) The lease for the Southlake premises expires in December 2001. Pursuant to this lease, MSI Eagle is required to pay taxes on the property and maintain and carry comprehensive public liability insurance and maintain the premises.

GROUP

         TDA provides office space and administrative services to Group at its offices in New York City pursuant to a month-to-month, $3,000 per month, administrative services agreement. See Item 13. "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

         Group is not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

(a)      MARKET INFORMATION

Group has two classes of securities presently registered: Common Stock and Redeemable Common Stock Purchase Warrants (the "Warrants"). These securities are presently traded on the NASDAQ SmallCap Market under the trading symbols
"EEGL" and "EEGLW," respectively, and, on the Boston Stock Exchange under the trading symbols "EGL" and "EGLW" and have been since Group's initial public offering in March 1999.

The high and low bid price quotations for Group's Common Stock, as reported by NASDAQ, are as follows for the periods indicated:

                                                    HIGH             LOW
From March 12 through
   March 31, 1999..................................$5.03125         $4.40625
From April 1 through June 30, 1999.................$5.28125         $4.125
From July 1, 1999 through
    September 23, 1999.............................$4.75            $3.50


The Common Stock was held by approximately 22 holders of record as of September 21, 1999. Based upon information received from its transfer agent, following a "broker" search, Group believes that it has approximately 900 beneficial holders of its Common Stock.

         The high and low bid price quotations for the Warrants, as reported by NASDAQ are as follows for the periods indicated:

                                                      HIGH             LOW
From March 12 through
    March 31, 1999..................................  $1.25            $0.75
From April 1 through June 30, 1999..................  $1.875           $0.875
From July 1, 1999 through
    September 23, 1999..............................  $1.625           $0.875


         The Warrants were held by approximately 2 holders of record, as of September 21, 1999. Based upon information received from its transfer agent, following a "broker" search, Group believes that it has approximately 700 beneficial holders of its Warrants.

         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessary represent actual transactions.

         Group believes that NASDAQ SmallCap is the principal market for its Common Stock and Warrants.

         Dividend Policy. Group has not paid dividends to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors. The payment of dividends, if any, in the future will depend upon Group's earnings, capital requirements and financial conditions and other relevant factors. Group's Board of Directors does not presently intend to declare any dividends in the foreseeable future but instead intends to retain all earnings, if any, for use in Group's, Eagle's, JEH Eagle's and MSI Eagle's business operations.

(b)      USE OF PROCEEDS

         On March 12, 1999, Group's Registration Statement filed with the Securities and Exchange Commission (the "Commission") became effective under the Securities Act of 1933 for an offering of 2,500,000 Shares and 2,500,000 Warrants exclusive of an additional 375,000 Shares and 375,000 Warrants registered to cover an overallotment option granted to Barron Chase Securities, Inc. ("Barron"). The offering was commenced by Barron on the date of the effectiveness and a closing of the offering of 2,500,000 Shares and 2,875,000 Warrants was held on March 17, 1999. The initial offering price was $5.00 per Share and $.125 per Warrant, resulting in gross proceeds of approximately $12,859,000. Barron received a 9% commission and a 3% non-accountable expense allowance of the gross proceeds, or an aggregate of approximately $1,543,000. Additional offering expenses were approximately $1,110,000 resulting in net proceeds to Group of $10,206,000. The following expenditures have been made from the net proceeds.

- $534,907 to repay principal and interest on borrowings of $500,000 made by Group pursuant to promissory notes issued to stockholders of Group, including $369,755 to TDA.

- $1,474,478 in principal and interest to Gary L. Howard, designee and owner of Masonry Supply, Inc. ("MSI Co.") and a senior vice president of the Group, pursuant to a five-year promissory note issued by one of the Subsidiaries in connection with the acquisition of the business and substantially all of the assets of MSI Co.

- $2,624,000 to reduce outstanding balances of credit facilities of two of the Subsidiaries.

- The balance has been invested in high grade, short-term interest bearing investments.

         Except for the foregoing payments to TDA and Gary L. Howard, no part of the offering expenses or net proceeds was directly paid to (a) directors or officers of Group, or their associates; (b) persons owning 10% or more of Group's shares; or (c) any affiliate of Group.

ITEM 6.  SELECTED FINANCIAL DATA

         Prior to the initial public offering and the acquisitions described in
Note 2 of the consolidated financial statements, the Company has had limited operations. The historical selected financial information included in the statement of operations has been prepared on a basis which combines the Company (organized on May 1, 1996), Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") (acquired on July 1, 1997) and MSI/Eagle Supply, Inc. ("MSI Eagle") (acquired on October 22, 1998) as four entities controlled by TDA Industries, Inc. ("TDA"). Information with respect to the Company is included from May 1, 1996 (inception), information for Eagle is included for all periods presented, information with respect to JEH Eagle is included from July 1, 1997 and information with respect to MSI Eagle is included from October 22, 1998.

         The selected financial information presented below should be read in conjunction with the consolidated financial statements and the notes thereto.

                                          SELECTED FINANCIAL INFORMATION
                                                YEAR ENDED JUNE 30,
                                                    COMBINED(1)

                         1995              1996             1997(3)           1998             1999
                         ----              ----             ------            ----             ----

Statement of Operations Data:
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
REVENUE                 $50,483,469    $59,262,226       $57,575,712       $129,502,812      $159,844,520
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
GROSS PROFIT                            12,576,870        11,471,124         27,975,391        37,706,722
                          9,739,568
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
Income From Operations                   2,689,290           907,970          3,016,155         6,743,995
                            833,114
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
Net Income (Loss)                        1,315,035          (179,252)           756,884         2,703,352
                            352,589
----------------------- ------------- ----------------- ----------------- ----------------- -----------------

Other Financial Data:

----------------------- ------------- ----------------- ----------------- ----------------- -----------------
EBITDA (2)              $ 1,355,082   $  3,151,388      $  1,133,554       $  4,171,186      $  8,195,013
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
Net Cash Provided by                     2,538,838          (766,978)          (258,827)          938,846
(Used In) Operating         165,963
Activities
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
Net Cash Used In           (240,755)      (863,448)         (215,640)        (3,704,624)       (3,431,929)
Investing Activities
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
----------------------- ------------- ----------------- ----------------- ----------------- -----------------
Net Cash (Used In)                      (1,931,121)        1,575,357          4,614,314         9,326,486
Provided By Financing       315,284
Activities
----------------------- ------------- ----------------- ----------------- ----------------- -----------------

                                                      June 30
                                                    COMBINED(1)

                         1995              1996             1997              1998             1999
                         ----              ----             ----              ----             ----
Balance Sheet Data:
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Working Capital     $  5,450,306      $  4,527,568       $ 6,232,891       $17,081,190       $   26,593,105
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Assets          14,709,463        15,778,742        15,853,837        49,471,412           75,692,955
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Long Term Debt         6,290,453         5,678,243         7,195,163        25,294,523           30,139,072
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Liabilities     14,552,647        15,586,657        15,832,712        49,611,968           60,305,160
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Shareholders'            156,816           192,085            21,125          (140,556)          15,387,795
Equity
(Deficiency)
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

--------------------------------------------------------------------------------
1. The historical financial data included in the statement of operations data has been prepared on a basis which combines the Company (organized May 1, 1996), Eagle Supply, Inc.("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") (acquired on July 1, 1997) and MSI/Eagle Supply, Inc. ("MSI Eagle") (acquired on October 22,
1998) as four entities controlled by TDA Industries, Inc. ("TDA"), because the separate financial data of the Company would not be meaningful. Information with respect to the Company is included from May 1, 1996 (inception), information for Eagle in included for all periods presented, information with respect to JEH Eagle is included from July 1, 1997 and information for MSI Eagle is included from October 22, 1998.

2. As used herein, EBITDA reflects net income (loss) increased by the effects of interest expense, federal income tax provisions, depreciation and amortization expense. EBITDA is used by management, along with other measures of performance, to assess the Company's financial performance. EBITDA should not be considered in isolation or as an alternative to measures of operating performance of cash flows pursuant to generally accepted accounting principles. In addition, the measure of EBITDA may not be comparable to similar measures reported by other companies.

3. The loss for the year ended June 30, 1997 includes a write-off of registration costs of $370,353 for an offering which was not consummated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or cancellation of existing sources of supply, the pricing of and demand for distributed products, the presence of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included elsewhere herein.

Eagle Supply Group, Inc. (the "Company") is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

On March 17, 1999, the Company completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with it's initial public offering (the "Offering). The net proceeds to the Company aggregated approximately $10,206,000.

Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of the Acquisitions. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company and currently constitute the sole business operations of the Company.

As a result of the Acquisitions, the consolidated financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods subsequent to each entity's respective date of acquisition by TDA. Eagle is included in the consolidated financial statements for all periods presented. JEH Eagle is included in the consolidated financial statements from July 1, 1997 and MSI Eagle is included in the consolidated financial statements from October 22, 1998, the dates that JEH Eagle and MSI Eagle, respectively, were acquired by TDA. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

Results of Operations

Fiscal Year Ended June 30, 1999 Compared to the Fiscal Year Ended June 30, 1998

Revenues of the Company during the fiscal year ended June 30, 1999 increased by approximately $30,342,000 (23.4%) compared to the 1998 fiscal year. Approximately $9,018,000 of this increase is due to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to additional revenues generated from 4 new distribution centers ($16,077,000) and a general improvement in market conditions.

Cost of goods sold increased between the 1999 and 1998 fiscal years at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of goods sold as a percentage of revenues decreased to 77.6% in the fiscal year ended June 30, 1999 from 78.4% in the fiscal year ended June 30, 1998, and gross profit as a percentage of revenues increased to 22.4% in the fiscal year ended June 30, 1999 from 21.6% in the fiscal year ended June 30, 1998. The cost of goods sold and gross profit of MSI Eagle have not been included in calculating the percentages for the 1999 fiscal year. If MSI Eagle's cost of goods sold and gross profit were included, cost of goods sold as a percentage of revenues would have been 76.4% and gross profit as a percentage of revenues would have been 23.6%.

Operating expenses of the Company increased by approximately $6,004,000 (24.1%) between the 1999 and 1998 fiscal years. Approximately $2,506,000 of this increase may be attributed to the acquisition of MSI Co. by MSI Eagle and includes approximately $113,000 of amortization of excess cost of investments over net assets acquired (goodwill) and approximately $15,000 of amortization of deferred financing costs attributable to the acquisition. Excluding the operating expenses of MSI Eagle, operating expenses of the Company would have increased by approximately $3,498,000 (14%) between the 1999 and 1998 fiscal years. This increase may be attributed to new distribution center operating expenses of approximately $2,040,000, an increase in the allowance for doubtful accounts of approximately $135,000, an increase in payroll costs of approximately $829,000, an increase in depreciation of $170,000, an increase in warehouse and delivery expenses of approximately $125,000, an increase in office expenses of approximately $146,000 primarily related to the implementation and relocation of the administrative functions of the Company to Texas and an increase in amortization of goodwill of approximately $53,000, offset by reductions in other expense areas. Operating expenses as a percentage of revenues were 18.9% in the 1999 fiscal year compared to 19.3% in the 1998 fiscal year. If MSI Eagle's operating expenses were included, operating expenses as a percentage of revenues would have changed only minimally in the 1999 fiscal year.

Interest expense increased by approximately $639,000 (34.3%) between the 1999 and 1998 fiscal years. This increase is due to the interest expense incurred by MSI Eagle (approximately $322,000) on its credit facility and other indebtedness used primarily to fund its acquisition of MSI Co., the increase in interest expense on borrowings under revolving credit loans (approximately $300,000), and short-term borrowings by the Company (approximately $17,000).

Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the fiscal year ended June 30, 1999 were approximately $2,703,000 and $8,195,000, respectively, compared to net income and EBITDA of approximately $757,000 and $4,171,000, respectively, for fiscal 1998, representing a 257.2% increase in net income and a 96.5% increase in EBITDA.

Earnings per share for the fiscal year ended June 30, 1999 were $.43 compared to $.14 for fiscal 1998, an increase of 207.1%. EBITDA per share for the fiscal year ended June 30, 1999 was $1.30 compared to $.77 for fiscal 1998, an increase of 68.8%.

Fiscal Year Ended June 30, 1998 Compared to the Fiscal Year Ended June 30, 1997

Revenues of the Company during the fiscal year ended June 30, 1998 increased by approximately $71,927,000 (124.9%) compared to the 1997 fiscal year. This increase was due almost entirely to the acquisition of JEH Co. in July 1997 by JEH Eagle. Sales of JEH Eagle during the fiscal year ended June 30, 1998 were approximately $71,006,000. Excluding the sales of JEH Eagle, revenues of the Company would have been approximately $58,497,000 in the fiscal year ended June 30, 1998, an increase of approximately $921,000 (1.6%) from the comparable 1997 fiscal year. This increase was comprised of an increase of approximately $3,195,000 in sales to customers out of warehouse inventory offset by a decrease in direct sales shipments to customers from vendors of approximately $2,274,000. Sales of both Eagle and JEH Eagle during the fiscal year ended June 30, 1998 were adversely effected by the "El Nino" weather patterns. Unusually heavy and record rainfall in the southeast and the paucity of hail storms in the southwest negatively impacted sales of Eagle and JEH Eagle, respectively, whereas hurricanes and intense rainstorms accompanied by strong winds, which can cause significant roof damage, did not occur in any significant amount in the Company's market areas.



Cost of goods sold increased between the fiscal years 1998 and 1997 at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of goods sold as a percentage of revenues decreased to 78.4% in the fiscal year 1998 from 80.1% in the fiscal year 1997, and gross profit as a percentage of revenues increased to 21.6% in the fiscal year 1998 from 19.9% in the fiscal year 1997. This increase in gross profit margin may be attributed primarily to the relative increase in fiscal year 1998 sales to customers out of warehouse inventory which carry a higher gross profit margin than direct sales shipments to customers from vendors. Whereas a significant amount of the sales to Eagle's customers are direct shipments from vendors, almost all of the sales to customers of JEH Eagle are out of warehouse inventory.

Operating expenses of the Company increased by approximately $14,396,000 (136.3%) between the fiscal years 1998 and 1997. This increase was due almost entirely to the acquisition of JEH Co. by JEH Eagle. Operating expenses of JEH Eagle during the fiscal year 1998 were approximately $13,720,000, including approximately $172,000 of amortization of excess cost of investments over net assets acquired (goodwill) and approximately $58,000 of amortization of deferred financing costs attributable to the acquisition. During the fiscal year 1998, management of JEH Eagle evaluated its accounts receivable and determined that no further deterioration of the customer accounts specifically reserved in 1997 had occurred, and, accordingly, no specific increase in the provision for doubtful accounts was required beyond the normal level which has ranged between .8% and 1.4% of sales. During fiscal 1998, collections of customer accounts receivable specifically reserved in fiscal 1997 were not material. Excluding the operating expenses of JEH Eagle, operating expenses of the Company would have been approximately $11,239,000 in the fiscal year 1998, an increase of approximately $676,000 (6.4%) from the fiscal year 1997. This increase was due primarily to the increase in data processing expenses of approximately $251,000 due to an upgrading, in March 1997, of Eagle's data processing hardware and software, and an increase in payroll costs of approximately $441,000 due primarily to the additional manpower needed to service the increased sales out of warehouse inventory. Operating expenses as a percentage of revenues were 19.3% in the fiscal year 1998 compared to 18.3% in the fiscal year 1997.

Interest expense increased by approximately $1,262,000 (210.7%) between the fiscal years 1998 and 1997. This increase was due principally to the interest expense incurred by JEH Eagle (approximately $1,250,000) on its credit facility used primarily to fund its acquisition of JEH Co. Excluding the interest expense of JEH Eagle, interest expense of the Company would have been approximately $612,000 in fiscal 1998, an increase of approximately $13,000 (2.2%) from fiscal 1997. This increase was due to the increase in interest expense on short-term borrowings by the Company (approximately $18,000), offset by the reduction in interest expense on borrowings under Eagle's credit facility (approximately $5,000).

Net income for the fiscal year ended June 30, 1998 was approximately $757,000 compared to a net loss of approximately $(179,000) for fiscal 1997. EBITDA (earnings before interest, taxes, depreciation and amortization) for the fiscal year ended June 30, 1998 was approximately $4,171,000 compared to approximately $1,134,000 for fiscal 1997, a 268% increase in EBITDA.

Earnings per share for the fiscal year ended June 30, 1998 were $.14 compared to a loss of $(.03) for fiscal 1997. EBITDA per share for the fiscal year ended June 30, 1998 was $.77 compared to $.21 for fiscal 1997 a 266.7% increase in EBITDA per share.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1996

Revenues of the Company during the fiscal year ended June 30, 1997 decreased by approximately $1,687,000 (2.8%) compared to the 1996 fiscal year. This decrease was primarily due to the decrease in revenues derived from storm related business in fiscal 1996 from Hurricane Opal (approximately $6,495,000) and a decrease in revenues from distribution centers that did not benefit from Hurricane Opal (approximately $578,000). That decrease in revenues was the result of a decline in general  business  conditions.  This  decrease in  revenues  was
partially  offset  by  additional   revenues   generated  in  fiscal  1997  from
distribution centers opened in fiscal 1996 (approximately $5,386,000).

Cost of goods sold decreased between the fiscal years 1997 and 1996 at a lesser rate than the decrease in revenues between these fiscal years. Accordingly, cost of goods sold as a percentage of revenues increased to 80.1% in the fiscal year 1997 from 78.8% in the fiscal year 1996, and gross profit as a percentage of revenues decreased to 19.9% in the fiscal year 1997 from 21.2% in the fiscal year 1996. This decrease in gross profit margin may be attributed primarily to the decrease in fiscal 1997 in sales generated at distribution centers which benefited from storm related business and sales to customers out of warehouse inventory which carry a higher gross profit margin than direct sales shipments to customers from vendors.

Operating expenses increased by approximately $675,000 (6.8%) between the fiscal years 1997 and 1996. Operating expenses in fiscal 1997 includes approximately $546,000 of operating expenses attributable to distribution centers opened in fiscal 1996. Operating expenses as a percentage of revenues were 18.3% in the fiscal year 1997 compared to 16.7% in the fiscal year 1996.

Other expenses of approximately $370,000 in fiscal 1997 represents registration costs and expenses incurred by the Company in connection with the filing in 1996 of its registration statement for an initial public offering of its securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company initially funded itself since inception by raising $300,000 in a private placement; issuing an aggregate of $500,000 of notes to TDA and other shareholders; incidental other borrowings from TDA or affiliates of TDA; and, on March 17, 1999, by issuing 2,500,000 shares of its Common Stock and 2,875,000 Redeemable Stock Purchase Warrants for net proceeds of approximately $10,206,000 in the Offering.

The Company's working capital was approximately $26,593,000 at June 30, 1999 compared to approximately $17,081,000 at June 30, 1998. At June 30, 1999, the Company's current ratio was 1.88 to 1 compared to 1.71 to 1 at June 30, 1998.

Cash provided by operating activities for the fiscal year ended June 30, 1999 was approximately $939,000. Such amount consisted primarily of net income of $2,703,000, depreciation and amortization of $1,622,000, allowance for doubtful accounts of $623,000, increased levels of accounts payable of $930,000, accrued expenses and other current liabilities of $488,000, federal and state income taxes due to TDA of $118,000,federal and state income taxes of $608,000, offset by increased levels of accounts and notes receivable of $3,258,000, inventories of $2,394,000 other current assets of $239,000, and deferred income taxes of $261,000.

Cash used in investing activities for the fiscal year ended June 30, 1999 was approximately $3,432,000. Such amount consisted primarily of capital expenditures of $1,983,000 and payment for the purchase of the business and substantially all of the net assets of MSI Co. of $1,520,000.

Capital expenditures were approximately $1,983,000 for the fiscal year ended June 30, 1999. Management of the Company presently anticipates such expenditures in the next twelve months of not less than $750,000, of which approximately $500,000 will be financed and used for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the location of some of which have not yet been decided.

Cash provided by financing activities for the fiscal year ended June 30, 1999 was approximately $9,326,000. Such amount consisted primarily of principal borrowings on long-term debt of $170,481,000, issuance of notes payable-shareholder of $200,000, the sale of 2,500,000 shares of Common Stock and 2,875,000 Redeemable Common Stock Purchase Warrants in the Offering for net proceeds of approximately $10,206,000, a capital contribution from TDA of $1,000,000, and a change in the intercompany account of $70,000, offset by principal reductions of long-term debt of $170,931,000, repayment of notes payable-shareholders of $500,000 and cash dividends paid to TDA of $1,200,000.

During the fiscal year ended June 30, 1999, TDA and a subsidiary of TDA made loans to Eagle in the amount of $1,400,000 as short-term working capital advances. These loans were repaid in full prior to the consummation of the Offering and they were non-interest bearing.

During the fiscal year ended June 30, 1999, through the date of the Offering, Eagle and JEH Eagle made cash dividend payments to TDA of $450,000 and $750,000,respectively, and, in connection with the Offering, Eagle cancelled, in the form of a non-cash dividend of $3,067,002, all of TDA's indebtedness to Eagle, except for $487,205 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for which Eagle had been the primary obligor.

ACQUISITIONS

In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration (see Note 2 to the consolidated financial statements). For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration is payable to JEH Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to JEH Co. for fiscal 1998.

In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, now a Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustments under certain conditions. Upon the consummation of the Offering, the Company issued 50,000 of its common shares to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by MSI Eagle. Upon consummation of the Offering, the Company issued 200,000 of its common shares to Gary L. Howard in fulfillment of certain of such future consideration (see Note 2 to the consolidated financial statements). Such consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration is payable to MSI Co. for fiscal 1999.

CREDIT FACILITIES

Eagle is a party to a loan agreement (last amended December 11, 1998) which provides for a credit facility in the aggregate amount of $10,900,000. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The initial term of the credit facility matures on October 22, 2003. Certain current assets and automotive equipment of Eagle (aggregating approximately $16,968,000 at June 30, 1999) collateralize the obligations under the credit facility. The revolving credit and equipment loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle. The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. This credit facility is guaranteed by the Company and TDA.

In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, JEH Eagle entered into a loan agreement (last amended on December 11, 1998) for a credit facility in the aggregate amount of $20 million which is collateralized by substantially all of the tangible and intangible assets of JEH Eagle. The initial term of the credit facility matures on October 22, 2003 and consists of a $3,000,000 term loan, a $2,475,000 equipment loan, and the balance in the form of a revolving credit loan. The term loan is payable in 48 equal monthly installments, each in the amount of $62,500; the equipment loan is payable in equal monthly installments, based on a seventy-six month amortization schedule, each in the amount of $26,000, with a balloon payment due on the earlier of August 1, 2004 or the end of the loan agreement's initial or renewal term. The equipment and revolving credit loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of JEH Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of JEH Eagle. This credit facility is guaranteed by the Company and TDA.

In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, MSI Eagle entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000, which is collateralized by substantially all of the tangible and intangible assets of MSI. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,075,000 term loan and the balance in the form of a revolving credit loan. The term loan is payable in equal monthly installments, based on an eighty-three month amortization schedule, each in the amount of $37,000, and a final payment of the then outstanding principal amount. The revolving credit loan bears interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of MSI Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of MSI Eagle. This credit facility is guaranteed by the Company and TDA.

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

In 1997, systems were identified and purchased that would meet, at that time, Eagle's requirements and be Y2K compliant in regard to the maintenance and management of its operating system and distribution software package. Eagle then commenced the upgrade of its hardware and the conversion to new software programs that are Y2K compliant. Additionally, the Company's management has started to integrate and centralize certain of Eagle's, JEH Eagle's and MSI

Eagle's administrative functions, including data processing. As their hardware and software vendors have certified that their products are Y2K compliant, management of the Company has determined that the Y2K compliance issue will not pose significant operational problems for its computer systems. The Company's desktop systems are running products which management believes are compliant except for minor issues.

The Company has initiated formal communications with all of their significant suppliers and large customers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K compliance issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

Management of the Company believes that all significant testing for all potential Y2K issues will be completed in the third quarter of calendar 1999, all other testing will be completed in October 1999. However, there can be no assurances that customers, suppliers and/or service providers on whom the Company relies will resolve their Y2K issues accurately, thoroughly and/or on time. Contingency plans were considered and will be in place by the end of Y2K testing, which will be completed in October 1999, in the event that the Company is at risk in regard to suppliers, customers or their own internal hardware and software.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the Company's first quarter of the fiscal year ending June 30, 2000. Management does not believe that this Statement will have a significant impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements annexed to this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The directors and executive officers of Group are as follows:

NAME                              AGE       POSITION
Douglas P. Fields(1)               57       Chairman of the Board and Chief Executive Officer
James E. Helzer(1)                 59       President, Vice Chairman of the Board of Directors
Frederick M. Friedman(1)           59       Executive Vice President, Treasurer, Secretary and a Director
E.G. Helzer                        48       Senior Vice President-Operations
Gary L. Howard                     44       Senior Vice President-Operations
Steven R. Andrews(2)               44       Vice President-Legal and a Director
Paul D. Finkelstein(2)(3)          57       Director
George Skakel III(2)(3)            48       Director
John E. Smircina(1)(3)             66       Director

         Group's Management believes that Messrs. Andrews, Finkelstein, Smircina and Skakel may be considered to be independent directors.


-----------------------
(1)      Members of the Executive Committee of Group's Board of Directors.

(2) Members of the Audit Committee of Group's Board of Directors. Mr. Finkelstein is Chairman of the Audit Committee.

(3)      Members of the Compensation Committee of Group's Board of Directors.


         Set forth below is a brief background of the foregoing executive officers and directors, based on information supplied by them.

         Douglas P. Fields has been the Chairman of the Board of Directors, Chief Executive Officer and a Director of Group since inception. From Group's inception until July 1996, Mr. Fields also served as its President. For more than the past five years, Mr. Fields has been the Chairman of the Board of Directors, President and Chief Executive Officer of TDA and Chief Executive Officer and a Director of each of its subsidiaries, including Eagle, Cooper Flooring International, Inc. ("CFI") (which was a subsidiary of TDA until it was sold by TDA on June 12,

1998) and Northeastern Plastics, Inc. ("NPI") (which was a subsidiary of TDA until August 1996 when it was acquired by Acqueren, Inc. ("AI") of which Mr. Fields was Chief Executive Officer until TDA sold its interest in AI in August
1998). Since July 1997 and October 1998, Mr. Fields has held the positions of Chairman of the Board and Chief Executive Officer of JEH Eagle and MSI Eagle, respectively. TDA is a holding company that is the majority stockholder of Registrant and whose operating subsidiaries are engaged in the operation of an indoor tennis facility and the management of real estate. Mr. Fields devotes no less time to Group's affairs than he deems reasonably necessary to discharge his duties to Group. Mr. Fields received a Masters degree in Business Administration from the Harvard University Graduate School of Business Administration in 1966 and a B.S. degree from Fordham University in 1964.

         Frederick M. Friedman has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of Group since inception. For more than the past five years, Mr. Friedman has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of TDA and Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of each of its subsidiaries, including Eagle, CFI (which was a subsidiary of TDA until it was sold by TDA on June 12, 1998) and NPI (which was a subsidiary of TDA until August 1996 when it was acquired by AI in which Mr. Friedman held similar positions until TDA's interest in AI was sold in August 1998). Since July 1997 and October 1998, Mr. Friedman has held the same positions with JEH Eagle and MSI Eagle, respectively. Mr. Friedman devotes no less time to Group's affairs than he deems reasonably necessary to discharge his duties to Group. Mr. Friedman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1962.

         James E. Helzer has been the President of JEH Eagle since July 1997, President of Group and Eagle since December 1997 and Vice Chairman of Group's Board of Directors since March 1999. From 1982 until July 1997, Mr. James E. Helzer was the owner and Chief Executive Officer of JEH Co.

         E.G. Helzer has been the Senior Vice President-Operations of JEH Eagle, Eagle and Group since July 1997, December 1997 and December 1997, respectively. From 1994 until July 1997, Mr. E.G. Helzer was the Vice President of Operations and Colorado Manager of JEH Co. From 1982 until 1994, he was JEH Co.'s Manager-Production and Service. E.G. Helzer is the brother of James E. Helzer.

         Gary L. Howard has been the Senior Vice President-Operations of Group and JEH Eagle since July 1999, had been Vice President-Masonry Products of Group from December 1998 to July 1999 and has been President of MSI Eagle since October 1998. From at least 1994 until October 1998, Gary L. Howard was the owner and chief executive officer of MSI Co.

         Steven R. Andrews, Esq. has been a Director of Group since May 1996 and Vice President-Legal of Group since March 1999. For more than the past five years, Mr. Andrews has been engaged in the private practice of law. Mr. Andrews received a Juris Doctor degree and an L.L.M. degree in 1977 and 1978 from Stetson University and New York University, respectively. In his capacity as Group's Vice President-Legal, Mr. Andrews has entered into an agreement with Group requiring him to review Group's and its officers' and directors' compliance with their obligations under federal and state securities laws. Mr. Andrews is required to report his findings to the Audit Committee of Group's Board of Directors. Group's agreement with Mr. Andrews does not require him to devote any minimum amount of time to the foregoing obligations and provides him with compensation of $1,000 per month.

         Paul D. Finkelstein has been the President and Director of the Regis Corporation, an operator of beauty salons and a cosmetic sales company, for more than the past five years and that corporation's Chief Executive Officer since July 1996. Mr. Finkelstein became a Director of Group in February 1999. Mr. Finkelstein received a Masters degree in Business Administration from the Harvard University Graduate School of Business Administration in 1966 and a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1964.

         George Skakel III has been a private investor for more than the past five years. Mr. Skakel became a Director of Group in February 1999. Mr. Skakel received a B.S. degree in Economics from the University of Delaware in 1973 and a Masters degree in Business Administration from the Harvard University Graduate School of Business Administration in 1978.

         John E. Smircina, Esq. had been a partner in the law firm of Wade, Hughes and Smircina, P.C. from April 1993 until July 1996. Since July 1996, Mr. Smircina has been a sole practitioner. For more than the past five years, Mr. Smircina has been a Director of TDA, and he was a director of AI from February 1996 until TDA sold its interest in AI in August 1998. Mr. Smircina became a Director of Group in March 1999. Mr. Smircina received a Masters degree in Industrial Management from Ohio University in 1954 and a B.A. degree in Political Science from Ohio University in 1953.

         Group's Directors serve until the next annual meeting of stockholders of Group and until their successors are elected and duly qualified. Officers of Group are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Group's independent directors are responsible for reviewing and approving all material related party transactions including potential conflicts of interest and ensuring stockholder approval is obtained when they believe it is necessary.

         The Board of Directors has established an Executive Committee which is composed of Douglas P. Fields, Frederick M. Friedman, James E. Helzer and John E. Smircina, Esq. The Board of Directors of Group can delegate to the Executive Committee all of the powers and authority (other than those reserved by statute to the full Board of Directors) of the full Board of Directors in the management of the business and affairs of Group.

         In connection with certain transactions which occurred in 1971 and 1973, Messrs. Fields and Friedman and TDA, then a public company, without admitting or denying the allegations set forth in a civil action commenced by the Commission in 1976, consented to a final judgment of permanent injunction which, in summary, provided that Messrs. Fields and Friedman and TDA were permanently enjoined from violating the registration, reporting, proxy and the anti-fraud provisions of the federal securities laws and rules. Additionally, Messrs. Fields and Friedman agreed to certain ancillary relief which included their agreements, for a period of two years, to resign as directors of TDA and a publicly held subsidiary of TDA and not to vote any securities of TDA and the subsidiary owned or controlled by them. The Commission's complaint alleged, among other things, that in 1973 TDA and Messrs. Fields and Friedman, in connection with TDA's acquisition of Eagle, caused an improper finder's fee to be paid to Messrs. Fields' and Friedman's designee with a portion of such finder's fee being paid back to Mr. Friedman. Based upon facts related to the injunctive action, in 1979, Messrs. Fields and Friedman were found guilty of conspiring to violate the federal securities laws and making false statements in filings made with the Commission. Messrs. Fields and Friedman were sentenced to six and three months incarceration, respectively, and both were fined. Also, on facts related to the injunctive action, Mr. Friedman was found guilty of mail and wire frauds. Mr. Friedman was sentenced to one month incarceration on each of three counts.

         In order to secure the NASDAQ listing of Group's securities, Group agreed with NASDAQ:

- to establish Audit and Compensation Committees, each with a majority of independent directors;

- to have independent director oversight of materially related party transactions including potential conflicts of interest and to have independent directors determine when stockholder approval is to be obtained for any such transactions;

- that neither Messrs. Fields, Friedman nor TDA will (a) receive finders fees in connection with any acquisition by Group or (b) dispose of any of Group's shares of Common Stock for a two-year period from NASDAQ listing;

- to create the position of "Vice President-Legal" who will report to Group's Audit Committee and who will be removed or re-elected only by the vote of Group's stockholders;

- that purchasers of shares of Group's Common Stock in Group's IPO would be entitled, but not required, to purchase an equal number of warrants;

- to repeat the information set forth in the immediately preceding paragraph in Group's first five annual reports; and

- that two years after Group's securities are listed on NASDAQ, the Audit Committee is to certify that the foregoing requirements have been complied with.

KEY PERSON LIFE INSURANCE

         JEH Eagle maintains a "key person" life insurance policy in the amount of $2,000,000 on the life of James E. Helzer, naming JEH Eagle beneficiary of such policy. MSI Eagle has "key person" life insurance on the life of Gary L. Howard, in the amount of $2,000,000 naming MSI

Eagle beneficiary of such policy. Group maintains "key person" life insurance policies in the amount of $1,000,000 on each of the lives of Douglas P. Fields and Frederick M. Friedman.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid by Group or the Subsidiaries for services rendered in all capacities during each of the Subsidiaries last two fiscal years by those persons indicated. Neither Group, Eagle, nor any of the Subsidiaries have had any other executive officer whose total annual salary and bonus exceeded $100,000 for either of said fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                    FISCAL YEAR
                                                                                    ENDED
NAME AND PRINCIPAL POSITION                                                         JUNE 30,        SALARY       BONUS
Douglas P. Fields                                                                   1999            $75,833      $0
 Chief Executive Officer of Group, Eagle, JEH Eagle and MSI Eagle                   1998            $     0      $0

James E. Helzer                                                                     1999            $300,000     $0
      President of Group, Eagle and JEH Eagle                                       1998            $275,000     $0

E.G. Helzer                                                                         1999            $150,000     $0
      Senior Vice President of Group, Eagle and JEH Eagle                           1998            $137,500     $0

Gary  L. Howard                                                                     1999            $226,200     $0
       Vice President-Masonry Products                                              1998             N/A          N/A
       and President of MSI Eagle


    Employment Agreements and Arrangements

         Group, Eagle, JEH Eagle and MSI Eagle have entered into agreements with five executive officers who are anticipated to receive cash compensation in excess of $100,000 per year.

         Group and Eagle have entered into employment agreements with Messrs. Fields and Friedman pursuant to which they act as Chairman of the Board and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of Group and Eagle, respectively, for a five-year period commencing in March 1999, at annual salaries of $200,000 each, subject to annual increases or bonuses as may be determined by the Board of Directors.

         JEH Eagle has entered into agreements with Messrs. Fields and Friedman pursuant to which they act as Chairman of the Board of Directors and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of JEH Eagle, respectively, for a five-year period which commenced in July 1997, at annual salaries of $60,000 each, subject to annual increases and bonuses as may be determined by JEH Eagle's Board of Directors. The compensation payable to Messrs. Fields and Friedman under these employment agreements commenced in March 1999.

         Pursuant to the foregoing employment agreements, Messrs. Fields' and Friedman's written consent is required if they are to be employed other than in proximity to their residences. Messrs. Fields and Friedman reside in Connecticut and New York, respectively. The agreements require Eagle and JEH Eagle to provide their beneficiaries and each of them, respectively, with twelve months salary in the event of death or disability and indemnify Messrs. Fields and Friedman to the full extent permitted under the Delaware General Corporation Law. Their agreements do not require either Messrs. Fields or Friedman to commit a specific amount of their time to the affairs of Group, Eagle or JEH Eagle. Messrs. Fields and Friedman will devote no less time than they deem reasonably necessary to carry out their duties to Group, Eagle, JEH Eagle and MSI Eagle.

         Group's and JEH Eagle's agreements with Messrs. Fields and Friedman contain provisions for payments of salary and benefits following a change of control (as defined) of Group or JEH Eagle, the failure to reappoint either of them to his position, a salary reduction or Group's or JEH Eagle's failure to perform its obligations under their respective agreements. In general, under such circumstances, each of Messrs. Fields and Friedman would be entitled to a cash payment equivalent to his salary for the remaining term of his agreement, and continued life, health and disability insurance benefits for a period of two years.

         JEH Eagle has also entered into agreements with Messrs. James E. Helzer and E.G. Helzer pursuant to which they serve as President and Senior Vice President-Operations, respectively, of JEH Eagle for terms of five and three years, respectively, which commenced in July 1997, at compensation rates of $250,000 and $125,000 per year, respectively, subject to annual review by JEH Eagle's Board of Directors. Additionally, in December 1997, James E. Helzer accepted the positions of President of Group and Eagle, and E.G. Helzer accepted the positions of Senior Vice President-Operations of Group and Eagle. As a result, James E. Helzer's rate of compensation was increased by $50,000 to $300,000 per year and he is required to devote approximately 80% of his working time to Group, Eagle and JEH Eagle; and E.G. Helzer's rate of compensation was increased by $25,000 to $150,000 per year and, in 1999, his compensation was further increased by $25,000 to $175,000 per year. Additionally, James E. Helzer and E.G. Helzer are entitled to receive 20% and 6%, respectively, of Eagle's earnings before taxes in excess of $600,000 per year. James E. Helzer and E.G. Helzer are employed as President and Senior Vice President-Operations, respectively, of Group and Eagle pursuant to oral agreements that can be terminated by either party without notice or penalty.

         MSI Eagle has entered into an agreement with Gary L. Howard pursuant to which he serves as an executive officer of MSI Eagle, currently President, for a term ending on June 30, 2003, at an annual salary of $260,000, subject to annual review by MSI Eagle's Board of Directors.

Additionally, as of November 1998, Gary L. Howard has accepted the position of Vice President-Masonry Products of Group and as of July 1999 as Senior Vice President-Operations of Group and JEH Eagle. Gary L. Howard, as the sole shareholder and chief executive officer of MSI Co., received compensation from MSI Co. of approximately $725,000 for MSI Co.'s fiscal year ended June 30, 1998.

         Steven R. Andrews, Esq. serves as Group's Vice President-Legal, and he is compensated at the rate of $1,000 per month. Group's agreement with Mr. Andrews is oral and can be terminated by either party without notice or penalty.

         Group has granted to each of Messrs. James H. Helzer, E.G. Helzer, Steven R. Andrews and Gary L. Howard options exercisable to purchase 120,000, 60,000, 100,000, and 100,000 shares of Common Stock, respectively. Such options have a term of ten years and are exercisable at $5.00 per share. Such options vest as to 20% of the underlying shares of Common Stock on each successive anniversary of the date of grant commencing one year from March 17, 1999, provided that they are employees of Group on such dates.

         Messrs. Fields, Friedman, Helzer, Howard and Andrews hold the positions set forth opposite their names for the corporations indicated below:

NAME                      GROUP                      EAGLE                      JEH EAGLE                  MSI EAGLE
Douglas P. Fields         Chairman of the            Chairman of the            Chairman of the            Chairman of the
                          Board and Chief            Board and Chief            Board and Chief            Board and Chief
                          Executive Officer          Executive Officer          Executive Officer          Executive Officer

James E. Helzer           President and Vice         President and              President and              Director
                          Chairman of the            Director                   Director
                          Board of Directors

Frederick M.              Executive Vice             Executive Vice             Executive Vice             Executive Vice
 Friedman                 President, Treasurer,      President, Treasurer,      President, Treasurer,      President,Treasurer,
                          Secretary and              Secretary and              Secretary and              Secretary and
                          Director                   Director                   Director                   Director

E.G. Helzer               Senior Vice                Senior Vice                Senior Vice
                          President-Operations        President-Operations      President-Operations


Gary L. Howard            Senior Vice                                           Senior Vice                President
                          President-Operations                                  President-Operations

Steven R. Andrews         Vice President-
                          Legal and Director


AGREEMENT  WITH MR. SKAKEL

                  Group and Mr. Skakel have entered in to an agreement for a term of six months pursuant to which Mr. Skakel has agreed to introduce Group to potential financing sources and, in the event Group successfully concludes certain financing arrangements, with sources introduced by Mr. Skakel, Mr. Skakel will be entitled to receive a fee of 7% or 4% of any equity or certain debt financing, respectively.

COMPENSATION OF DIRECTORS

         Group's Directors not receive compensation for their services as directors; however, the Board of Directors may authorize the payment of compensation to directors for their attendance at regular and special meetings of the Board and for attendance at meetings of committees of the Board as is customary for similar companies. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to Group.

LIMITATION ON LIABILITY OF DIRECTORS

         The Delaware General Corporation Law permits a corporation, through its Certificate of Incorporation, to exonerate its directors from personal liability to the corporation or to its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. Group's Certificate of Incorporation exonerates its directors from monetary liability to the extent permitted by this statutory provision. Group has been advised that it is the position of the Commission that, insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, that provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

STOCK OPTION PLAN

         In December 1998, the Board of Directors and the stockholders adopted and approved, as the case may be, Group's 1998 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, directors and consultants, and (ii) options not intended to so qualify ("Non-Qualified Stock Options") to employees (including directors and officers who are employees of Group), directors and consultants. The total number of shares of Common Stock for which options may be granted under the Stock Option Plan is 1,000,000 shares. Options exercisable into 878,300 shares of Common Stock to various of Group's employees, including options to purchase an aggregate of 380,000 shares issued to Messrs. James E. Helzer, E.G. Helzer, Gary L. Howard and Steven R. Andrews, Esq. have been granted at a $5.00 per share exercise price.

         Messrs. Finkelstein and Skakel have each been granted options to purchase 10,000 shares of Common Stock pursuant to Group's Stock Option Plan. Such options have a term of ten years and will be exercisable at $5.00 per share and vest on March 17, 2000.

         The Stock Option Plan is administered by the Board of Directors and can be administered by a committee appointed by the Board of Directors which will determine the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee.

         The exercise price of all stock options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of all classes of Group's outstanding capital stock, the exercise price of any Incentive Stock Option must be not less than 110% of the fair market value on the date of grant. The term of each option granted pursuant to the Stock Option Plan may be established by the Board of Directors or a committee of the Board of Directors, in its sole discretion; provided, however, that the maximum term of each Incentive Stock Option granted pursuant to the Stock Option Plan is ten years. With respect to any Incentive Stock Option granted to a participant who owns stock possessing more than 10% of the voting rights of all classes of Group's outstanding capital stock, the maximum term is five years. Options shall become exercisable at such times and in such installments as the Board of Directors or a committee of the Board of Directors shall provide in the terms of each individual option.

OPTIONS GRANTED PURSUANT TO THE STOCK OPTION PLAN TO EXECUTIVE OFFICERS AND DIRECTORS OF GROUP

         The table below shows, as to each of the executive officers and directors of Group and as to all executive officers and directors of Group as a whole, the following information with respect to stock options granted under the Stock Option Plan: (i) the aggregate amounts of shares of Common Stock subject to options to be granted; and (ii) the price or range per share option exercise price for options granted.

NAMES OF EXECUTIVE OFFICERS,                                              SHARES SUBJECT       PER SHARE
DIRECTORS AND DIRECTOR NOMINEES                                               TO OPTIONS       EXERCISE PRICE
James E. Helzer(1)                                                        120,000               $5.00

E.G. Helzer(1)                                                             60,000               $5.00

Gary L. Howard                                                             10,000               $5.00

Steven R. Andrews(1)                                                      100,000               $5.00

Paul D. Finkelstein(2)                                                     10,000               $5.00

George Skakel III(2)                                                       10,000               $5.00

All Executive Officers and Directors as a group (9 persons)               400,000               $5.00



------------------
(1) All of the options granted to Messrs. James E. Helzer, E.G. Helzer, Gary L. Howard and Steven R. Andrews vest at a rate of 20% per year from March 17, 1999 with the initial 20% vesting on March 17, 2000, limited, however, such that the total amount of all options granted to each of them and vesting in any single year does not exceed $100,000 at the exercise price.

(2) The options granted to Messrs. Finkelstein and Skakel will vest on March 17, 2000.

OTHER COMPENSATION

         Eagle, JEH Eagle and MSI Eagle provide basic health, major medical and life insurance for its employees, including its executive officers. Eagle and JEH Eagle have also adopted 401(k) Retirement Savings Plans for eligible employees, as described below. No other retirement, pension or similar program has been adopted by Group, Eagle, JEH Eagle or MSI Eagle. These and other benefits may be adopted by Group for its employees or the employees of its subsidiaries in the future.

         In July 1992 and January 1998, Eagle and JEH Eagle adopted 401(k) Retirement Savings Plans for employees of Eagle and JEH Eagle, respectively (the "401(k) Plan"). Eligible employees include all employees of Eagle and JEH Eagle who have completed one year of employment and have attained the age of 21. The 401(k) Plan permits employees to make voluntary contributions to the 401(k) Plan up to a dollar limit set by law. Eagle and JEH Eagle may contribute discretionary matching contributions equal to a determined percentage of the employees' contributions. Benefits under the 401(k) Plan are distributable upon retirement, disability, termination of employment or certain financial hardship, subject to regulatory requirements. Each participant's share of Eagle's and JEH Eagle's contributions vests at the rate of 20% per year until after six years of service, at which time the participant becomes fully vested.

         No contributions were made to the 401(k) Plan by Eagle or JEH Eagle during the fiscal years ended June 30, 1998 and 1999. Amounts to be contributed in the future are at the discretion of Eagle's and JEH Eagle's Boards of Directors. Accordingly, it is not possible to estimate the amount of benefits that will be payable to participants in the 401(k) Plan upon their retirement. The trustees under the 401(k) Plan are Robert L. Noojin and Steven R. Skrotsky.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 1999, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to Group to own 5% or more of the outstanding shares of Common Stock, (ii) each executive officer and director of Group, and
(iii) all officers and directors of Group as a whole:

                                                             AMOUNT AND                  APPROXIMATE
                                                             NATURE                      PERCENTAGE OF
                                                             OF BENEFICIAL               COMMON STOCK
IDENTITY                                                     OWNERSHIP                       OWNED
TDA Industries, Inc.(1)                                       5,100,000(2)                   60.3%
Douglas P. Fields(1)                                          5,100,000(2)                   60.3%
Frederick M. Friedman(1)                                      5,100,000(2)                   60.3%
James E. Helzer(1)                                              300,000(3)                    3.6%
Gary L. Howard (1)                                              250,000(3)                    3.0%
E.G. Helzer(1)                                                        0(3)                      0%
Steven R. Andrews(1)                                            100,000(3)                    1.2%
Paul D. Finkelstein(1)                                                0(3)                      0%
John E. Smircina(1)                                           5,100,000(2)                   60.3%
George Skakel III(1)                                                  0(3)                      0%
All executive officers and directors                          5,750,000(2)(3)                68.1%
as a group (9 persons)

-------------------
The addresses for the foregoing entity and persons are:
-     TDA Industries, Inc., 122 East 42nd Street, New York, New York 10168.
- Messrs. Fields and Friedman, c/o Eagle Supply Group, Inc., 122 East 42nd Street, New York, New York 10168.
-     Mr. Helzer, 2500 U.S. Highway 287, Mansfield, Texas 76063.
-     Mr. Howard, 2090 Highway 157 N., Mansfield, Texas 76063.
-     Mr. Andrews, 822 North Monroe Street, Tallahassee, Florida 32303.
- Mr. Finkelstein, c/o Regis Corp., 7201 Metro Boulevard, Minneapolis, MN 55439-2130.

-     Mr. Smircina, 616 N. Washington Street, Alexandria, Virginia 22314.
-     Mr. Skakel, 333 Ludlow Street, Stamford, Connecticut 06902.
(2) Messrs. Fields and Friedman are officers and directors and principal stockholders of TDA. Mr. Smircina is a director of TDA. Each of Messrs. Fields, Friedman and Smircina may be deemed to exercise voting control over securities of Group owned by TDA. See Item 10. "Directors and Executive Officers of Registrant" and Item 13. "Certain Relationships and Related Transactions."

(3)   Does not include options granted under Group's Stock Option Plan. See Item
      10. "Directors and Executive Officers of Registrant."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEH EAGLE

         In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., which is wholly-owned by James E. Helzer, now the President of Group, Eagle and JEH Eagle. See "- The Subsidiaries - The 1997 Acquisition of JEH Co."

         In order to pay a substantial portion of the purchase price for the acquisition of JEH Co.'s business and to provide working capital to JEH Eagle, JEH Eagle in July 1997 entered into a loan agreement for a credit facility of up to $20,000,000 (the "JEH Facility") guaranteed by Group and TDA and collateralized by substantially all of the assets of JEH Eagle. Of the $13,878,000 initial cash payment portion of the $14,768,000 JEH Co. tentative purchase price, including transaction expenses, approximately $12,500,000 was supplied pursuant to the JEH Facility and approximately $1,350,000 was contributed to JEH Eagle by TDA as equity capital. In connection with the acquisition of JEH Co., JEH Eagle paid TDA a financing fee of $150,000. See Item. 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         James E. Helzer had rented to JEH Co. and continues to rent to JEH Eagle, pursuant to five-year written leases, the premises for several of JEH Eagle's distribution centers and JEH Eagle's executive offices. Rental payments to Mr. Helzer for the several distribution facilities he leases to JEH Eagle aggregated $498,000 during Fiscal 1999. See Item. 2. "Properties."

         JEH Co. had substantial indebtedness to James E. Helzer for funds advanced by him to JEH Co. As part of JEH Eagle's purchase of the business and substantially all of the assets of JEH Co., JEH Eagle did not assume this liability to Mr. Helzer.

         During its fiscal year ended June 30, 1999 JEH Eagle made sales aggregating approximately $546,000, respectively, to Classic Roofs and Indy Roofing, respectively, two entities owned by Jay James Helzer, the son of James
E. Helzer.

         Pursuant to an agreement, TDA provides JEH Eagle with certain services including: (i) managerial, (ii) strategic planning, (iii) banking negotiation,
(iv) investor relations, and (v)
advisory services relating to acquisitions for a five-year term which commenced in July 1997. A $3,000 monthly fee commenced in March 1999.

MSI EAGLE

         In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., which is wholly-owned by Gary L. Howard, now a Senior Vice President-Operations of Group and JEH Eagle and President of MSI Eagle. See " - The Subsidiaries - The 1998 Acquisition of MSI Co."

         In order to pay a substantial portion of the purchase price for the acquisition of MSI Co.'s business and assets and to provide working capital to MSI Eagle, MSI Eagle in October 1998 entered into a loan agreement for a credit facility of up to $9,075,000 (the "MSI Facility") guaranteed by Group and TDA and collateralized by substantially all of the assets of MSI Eagle. Of the $6,492,000 cash payment portion of the approximate $8,538,000 tentative purchase price for the business and substantially all of the assets of MSI Co., including transaction expenses, approximately $4,250,000 was supplied pursuant to the MSI Facility, $1,000,000 was invested by TDA into MSI Eagle as an equity investment and $1,000,000 was lent to MSI Eagle by TDA pursuant to a six percent two-year note in that principal amount payable in full in October 2000. TDA has agreed with MSI Eagle's credit facility lending institution to defer the interest payable on such note until its maturity.

TDA-EAGLE

         TDA is a holding company which operated several business enterprises that included Eagle, JEH Eagle and MSI Eagle until their acquisition by Group in March 1999. For TDA's fiscal year ended June 30, 1999, the revenues of the Subsidiaries constituted a majority of TDA's revenues. During its fiscal year ended June 30, 1999, Eagle and JEH Eagle made cash dividend payments to TDA of $450,000 and $750,000, respectively. See " - The Subsidiaries - In General" for a discussion of a non-cash dividend paid by Eagle to TDA. Since the acquisition of the Subsidiaries, all dividends ceased and accounting and auditing fees have been incurred directly by Eagle. See the Financial Statements and the Notes thereto.

         Eagle is party to a loan agreement which provides for a credit facility in the amount of $10,900,000 (the "Eagle Facility") and is due in October 2003 and is guaranteed by Group and TDA. Eagle's obligations under the Eagle Facility are collateralized by certain tangible and intangible current assets and certain automotive equipment of Eagle with borrowings under the revolving credit loan of the Eagle Facility based on a formula relating to certain levels of receivables and inventory, as defined therein. During Eagle's fiscal year ended June 30, 1995, Eagle had used its borrowings under the Eagle Facility to repay $2,325,533 of its indebtedness to TDA and to advance $3,308,681 to TDA. At June 30, 1999, Eagle's borrowings under the Eagle Facility were $9,425,117. See Item. 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In October 1998, Eagle Holding, Inc. ("Holding") lent Eagle $400,000 repayable on demand but without interest. Also in October 1998, TDA lent Eagle $1,000,000 repayable on demand without interest. The loans were made to enhance Eagle's working capital. These loans were paid in full prior to the closing of Group's initial public offering and the acquisition of the Subsidiaries.

         See "- The Subsidiaries - Eagle Related Party Transactions" for further information concerning transactions among Eagle and its affiliates.

         In February of 1998, Group sold an aggregate of $300,000 in principal amount of its promissory notes to three of its stockholders, including $150,000 in principal to TDA, for aggregate gross proceeds of $300,000. The notes bore 15% interest per year through June 30, 1998 and 6% per year after that date. In August 1998 and January 1999, TDA lent Group an aggregate of $200,000 pursuant to two-year 6% notes. Group paid the notes in full from the net proceeds of Group's initial public offering by the payment of $534,907 in principal and interest in March 1999.

         TDA provides office space and administrative services to Group at TDA's offices in New York City pursuant to a month-to-month administrative services agreement requiring a $3,000 monthly payment to TDA. Prior to March 1999, Group utilized office space and administrative services provided by TDA without charge. At June 30, 1999, TDA had been paid $10,500 pursuant to this agreement.

         The foregoing transactions that Eagle, JEH Eagle and MSI Eagle have engaged in with TDA have benefited or may be deemed to have benefited TDA, directly or indirectly. Messrs. Fields and Friedman, Group's Chief Executive Officer and Chairman of its Board of Directors and Executive Vice President, Chief Financial Officer, Treasurer, Secretary, and a Director of Group, respectively, are also executive officers, directors and principal stockholders of TDA and have benefited or may be deemed to have benefited, directly or indirectly, from Group's, Eagle's, JEH Eagle's and MSI Eagle's transactions with TDA. TDA and/or certain of its subsidiaries derive funds from the operation of an indoor tennis facility, commercial realty and lease payments from Eagle. These sources pay TDA's operating expenses, including the payment of salaries and benefits to Messrs. Fields and Friedman. See Item. 11. "Executive Compensation."

         Messrs. Fields and Friedman are also officers, directors and principal stockholders of TDA, and Mr. Smircina is a director of TDA, and, consequently, they will be able, through TDA, to direct the election of Group's directors, effect significant corporate events and generally direct the affairs of Group. Group does not intend to enter into any material transactions, loans or forgiveness of loans with any affiliates, except as contemplated or disclosed in this Report, unless such transaction is fair and reasonable to Group and is on terms no less favorable than could be obtained from unaffiliated third parties. Additionally, any such event must be approved by a majority of Group's directors who do not have an interest in such a transaction and who have had access, at Group's expense, to independent legal counsel.

FAIRNESS

         The foregoing transactions that Eagle and JEH Eagle have engaged in with James E. Helzer have benefited or may be deemed to have benefited Mr. Helzer, directly or indirectly. James E. Helzer is the President of Group, Eagle and JEH Eagle.

         The foregoing transactions that MSI Eagle have engaged in with Gary L. Howard have benefited or may be deemed to have benefited Mr. Howard. Mr. Howard is a Senior Vice President-Operations of Group and JEH Eagle and the President of MSI Eagle.

         Group's management believes that the foregoing transactions are fair and reasonable to Group and were made on terms no less favorable to Group, Eagle, JEH Eagle and MSI Eagle, as the case may be, than on terms and conditions that could have been entered into with independent third parties.

         Each of TDA and Messrs. Fields and Friedman may be deemed to be a "promoter" of Group as such term is defined under the federal securities laws.

THE SUBSIDIARIES

IN GENERAL

         Simultaneously with the closing of Group's IPO, Group acquired Eagle, JEH Eagle and MSI Eagle from TDA, and TDA received 3,000,000 shares of Group's Common Stock. TDA also purchased 100,000 shares of Group's Common Stock offered in the IPO at $5.00 per share.

         Additionally, as part of the acquisition of the Subsidiaries, TDA had guaranteed that the Subsidiaries would have a book value of no less than $1,000,000 after Eagle cancelled, in the form of a non-cash dividend, all indebtedness of TDA to Eagle, except for an approximately $486,000 receivable from TDA relating to and offsetting a mortgage in the same amount on property previously owned by Eagle. At March 17, 1999, the combined book value of the Subsidiaries was approximately $2,180,000, which exceeded the required $1,000,000 combined book value by approximately $1,180,000 after assuming cancellation by Eagle, in the form of a non-cash dividend, of all indebtedness of TDA to Eagle, at that date, excluding the foregoing receivable offsetting such mortgage. At June 30, 1999, TDA's indebtedness to Eagle, excluding the foregoing receivable offsetting such mortgage, was approximately $3,070,000.

         As a result of the IPO, 300,000 and 200,000 shares of Group's Common Stock were issued to Messrs. Helzer and Howard, respectively, as additional consideration in connection with JEH Eagle's acquisition of JEH Co. and MSI Eagle's acquisition of MSI Co..

EAGLE RELATED PARTY TRANSACTIONS

         TDA, through a wholly-owned subsidiary, 39 Acre Corp., had rented to Eagle on a month-to-month basis without formal written leases the premises for several of Eagle's distribution facilities and Eagle's executive offices at aggregate annual rentals of approximately $790,000 during its fiscal year ended June 30, 1998. Upon completion of Group's IPO, Eagle and TDA entered into ten-year leases for said premises on economic terms substantially similar to prior arrangements.

         Eagle had purchased the premises for a former distribution center from an unrelated third party several years ago, with the purchase price financed with a purchase money mortgage and a promissory note in the principal amount of $550,000 to be paid in fifty-nine equal monthly installments of approximately $4,700 and a "balloon" payment of approximately $440,000 that was paid on September 2, 1999. Eagle's rental payments to 39 Acre Corp. for the property have exceeded the mortgage payments for this property and Eagle has not been required to pay any sums in excess of its rental payments.

         Eagle was responsible to Holding under a lease, for a former Eagle distribution cemter, that expired on May 1, 1999. The annual rental payments, approximately $240,000, included a ratable share of a $580,000 "balloon" payment due under an industrial revenue bond for the premises. Eagle has no further material obligations with respect to these premises.

THE 1997 ACQUISITION OF JEH CO.

         In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of Group. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the IPO, Group issued 300,000 of its common shares to James E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration. (See Note 2 to the consolidated financial statements.) For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration is payable to JEH Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to JEH Co. for fiscal 1998.

THE 1998 ACQUISITION OF MSI CO

         In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, now a Vice President of Group. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustments under certain conditions. Upon the consummation of the IPO, Group issued 50,000 of its common shares to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in

March 1999 out of the proceeds of the IPO. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by MSI Eagle. Upon consummation of the IPO, Group issued 200,000 of its common shares to Gary L. Howard in fulfillment of certain of such future consideration. (See Note 2 to the consolidated financial statements.) Such consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration is payable to MSI Co. for fiscal 1999.

OTHER RELATED PARTY TRANSACTIONS

         For details concerning the employment agreements and arrangements with Messrs. Fields, Friedman, Helzers, and Howard, see Item. 11 "Executive Compensation."

         For details concerning the rental of facilities from Messrs. Helzer and Howard, and from TDA. See Item 2. "Properties."

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES



       (a) Exhibits
10.35 Letter Amendment to Asset Purchase Agreement among MSI/Eagle Supply, Inc., Masonry Supply, Inc., Gary L. Howard and others.(1)

10.36  Letter Agreement between Registrant and George Skakel III.(1)

27.    Financial Data Schedule


      (b)

         All other schedules are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

----------------
(1)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 28th day of September, 1999.

                                                  By:   /S/ Douglas P. Fields
                                                        -----------------------
                                                        Douglas P. Fields,
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----
/S/ Douglas P. Fields              Chairman of the Board                September 28, 1999
---------------------
Douglas P. Fields                  of Directors and Chief
                                   Executive Officer
                                   (Principal Executive Officer)

/S/ Frederick M. Friedman          Executive Vice President,            September 28, 1999
-------------------------
Frederick M. Friedman              Treasurer, Secretary and Director
                                   (Principal Financial and
                                   Accounting Officer)


/S/ James E. Helzer                Vice Chairman of the Board           September 28,1999
-------------------------
James E. Helzer                    of Directors


/S/ Paul D. Finkelstein            Director                             September 28, 1999
------------------------
Paul D. Finkelstein

/S/ George Skakel III
------------------------           Director                             September 28, 1999
George Skakel III


/S/ John E. Smircina               Director                             September 28, 1999
--------------------
John E. Smircina

--------------------------------------------------------------------------------
    EAGLE SUPPLY GROUP, INC.
    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
    YEARS ENDED JUNE 30, 1999, 1998 AND 1997,
     AND INDEPENDENT AUDITORS' REPORT

EAGLE SUPPLY GROUP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
   YEARS ENDED JUNE 30, 1999, 1998 AND 1997:

   Balance Sheets                                                             2

   Statements of Operations                                                   3

   Statements of Shareholders' Equity                                         4

   Statements of Cash Flows                                                  5-6

   Notes to Consolidated Financial Statements                               7-20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eagle Supply Group, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Supply Group, Inc. (the "Company") and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Supply Group, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Fort Worth, Texas
September 22, 1999

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                                    1999            1998
CURRENT ASSETS:
  Cash and cash equivalents                                           $  8,519,406    $  1,686,003
  Accounts and notes receivable - trade (net of allowance
    for doubtful accounts of $1,600,000 and $977,000, respectively)
    (Notes 5 and 10)                                                    27,172,426      23,023,389
  Inventories (Note 5)                                                  18,972,548      15,176,215
  Deferred tax asset (Note 4)                                              654,474         401,434
  Due from related party (Note 2)                                          250,000         250,000
  Other current assets                                                   1,092,827         756,482
                                                                      ------------    ------------
           Total current assets                                         56,661,681      41,293,523

PROPERTY AND EQUIPMENT, Net (Note 3)                                     6,617,261       5,240,338

EXCESS COST OF INVESTMENTS OVER NET ASSETS
  ACQUIRED (net of accumulated amortization of $508,957 and
  $171,829, respectively) (Note 2)                                      12,147,824       2,705,305

DEFERRED FINANCING COSTS                                                   266,189         232,246
                                                                      ------------    ------------
                                                                      $ 75,692,955    $ 49,471,412
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                          $  2,523,843    $  1,750,098
  Accounts payable                                                      20,138,146      18,481,620
  Notes payable - shareholders                                                --           300,000
  Due to related party (Note 2)                                          1,923,658         143,197
  Accrued expenses and other current liabilities                         3,731,232       2,745,118
  Income taxes due to TDA Industries, Inc.                               1,143,537         792,300
  Federal and state income taxes payable                                   608,160            --
                                                                      ------------    ------------
           Total current liabilities                                    30,068,576      24,212,333

LONG-TERM DEBT (Note 5)                                                 30,139,072      25,294,523

DEFERRED TAX LIABILITY (Note 4)                                             97,512         105,112
                                                                      ------------    ------------
           Total liabilities                                            60,305,160      49,611,968
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIENCY) (Notes 2 and 8):
  Preferred shares, $.0001 par value per share
    2,500,000 shares authorized - none issued and outstanding                 --              --
  Common shares, $.0001 par value per share
    25,000,000 shares authorized - issued and outstanding -
    1999 - 8,450,000 shares; 1998 - 5,400,000 shares                           845             540
  Additional paid-in capital                                            16,658,147       2,702,865
  Retained (deficit) earnings                                             (783,992)        779,658
                                                                      ------------    ------------
                                                                        15,875,000       3,483,063
  Less: Due from TDA Industries, Inc. and affiliated companies            (487,205)     (3,623,619)
                                                                      ------------    ------------
           Total shareholders' equity (deficiency)                      15,387,795        (140,556)
                                                                      ------------    ------------
                                                                      $ 75,692,955    $ 49,471,412
                                                                      ============    ============

See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         1999             1998             1997
REVENUES                                            $ 159,844,520    $ 129,502,812    $  57,575,712

COST OF SALES                                         122,137,798      101,527,421       46,104,588
                                                    -------------    -------------    -------------
                                                       37,706,722       27,975,391       11,471,124
                                                    -------------    -------------    -------------

OPERATING EXPENSES (including a provision
  for doubtful accounts of $1,348,860, $1,212,112
  and $299,433, respectively)                          29,340,721       23,770,419        9,969,434

DEPRECIATION                                            1,212,046          958,926          593,720

AMORTIZATION OF EXCESS COST OF
  INVESTMENTS OVER NET ASSETS
  ACQUIRED                                                337,128          171,829             --

AMORTIZATION OF DEFERRED
  FINANCING COSTS                                          72,832           58,062             --
                                                    -------------    -------------    -------------
                                                       30,962,727       24,959,236       10,563,154
                                                    -------------    -------------    -------------

INCOME FROM OPERATIONS                                  6,743,995        3,016,155          907,970
                                                    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Investment and other income                             125,012           51,214           22,217
  Registration expenses                                      --               --           (370,353)
  Interest expense                                     (2,500,655)      (1,861,485)        (599,086)
                                                    -------------    -------------    -------------
                                                       (2,375,643)      (1,810,271)        (947,222)
                                                    -------------    -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                          4,368,352        1,205,884          (39,252)

PROVISION FOR INCOME TAXES                              1,665,000          449,000          140,000
                                                    -------------    -------------    -------------
NET INCOME (LOSS)                                   $   2,703,352    $     756,884    $    (179,252)
                                                    =============    =============    =============

BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE                                         $         .43    $         .14    $        (.03)
                                                    =============    =============    =============

COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME (LOSS) PER SHARE                   6,285,753        5,400,000        5,400,000
                                                    =============    =============    =============

See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                    Additional
                                                   Preferred Shares         Common Shares            Paid-In
                                                    Shares  Amount       Shares       Amount         Capital
BALANCE, JULY 1, 1996                                  -    $ --       5,400,000   $        540   $  1,352,865

  Net loss                                             -      --            --             --             --

  Cash dividends paid to TDA Industries, Inc.          -      --            --             --             --

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                           -      --            --             --             --
                                                       -    -----   ------------   ------------   ------------
BALANCE, JUNE 30, 1997                                 -      --       5,400,000            540      1,352,865

  Net income                                           -      --            --             --             --

  Cash dividends paid to TDA Industries, Inc.          -      --            --             --             --

  Capital contribution from TDA Industries, Inc.       -      --            --             --        1,350,000

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                           -      --            --             --             --
                                                       -    -----   ------------   ------------   ------------
BALANCE, JUNE 30, 1998                                 -      --       5,400,000            540      2,702,865

  Net income                                           -      --            --             --             --

  Proceeds from initial public offering of
    Common Shares and Warrants - net                   -      --       2,500,000            250     10,205,337

  Shares issued in connection with the acquisition
    of JEH Co.                                         -      --         300,000             30      1,499,970

  Shares issued in connection with the acquisition
    of MSI Co.                                         -      --         200,000             20        999,980

  Shares issued as a principal payment of a note
    payable                                            -      --          50,000              5        249,995

  Cash dividends paid to TDA Industries, Inc.          -      --            --             --             --

  Capital contribution from TDA Industries, Inc.       -      --            --             --        1,000,000

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                           -      --            --             --             --

  Non-cash dividend to TDA Industries, Inc. - net      -      --            --             --             --
                                                       -    -----   ------------   ------------   ------------
BALANCE, JUNE 30, 1999                                 -    $ --       8,450,000   $        845   $ 16,658,147
                                                       =    =====   ============   ============   ============

                                                                     Due from TDA
                                                       Retained      & Affiliated
                                                       Earnings        Companies         Total
BALANCE, JULY 1, 1996                                $  2,652,026    $ (3,813,346)   $    192,085

  Net loss                                               (179,252)           --          (179,252)

  Cash dividends paid to TDA Industries, Inc.          (1,250,000)           --        (1,250,000)

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                                 --         1,258,292       1,258,292
                                                     ------------    ------------    ------------
BALANCE, JUNE 30, 1997                                  1,222,774      (2,555,054)         21,125

  Net income                                              756,884            --           756,884

  Cash dividends paid to TDA Industries, Inc.          (1,200,000)           --        (1,200,000)

  Capital contribution from TDA Industries, Inc.             --              --         1,350,000

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                                 --        (1,068,565)     (1,068,565)
                                                     ------------    ------------    ------------
BALANCE, JUNE 30, 1998                                    779,658      (3,623,619)       (140,556)

  Net income                                            2,703,352            --         2,703,352

  Proceeds from initial public offering of
    Common Shares and Warrants - net                         --              --        10,205,587

  Shares issued in connection with the acquisition
    of JEH Co.                                               --              --         1,500,000

  Shares issued in connection with the acquisition
    of MSI Co.                                               --              --         1,000,000

  Shares issued as a principal payment of a note
    payable                                                  --              --           250,000

  Cash dividends paid to TDA Industries, Inc.          (1,200,000)           --        (1,200,000)

  Capital contribution from TDA Industries, Inc.             --              --         1,000,000

  Net change in Due from TDA Industries, Inc.
    and affiliated companies                                 --            69,412          69,412

  Non-cash dividend to TDA Industries, Inc. - net      (3,067,002)      3,067,002            --
                                                     ------------    ------------    ------------
BALANCE, JUNE 30, 1999                               $   (783,992)   $   (487,205)   $ 15,387,795
                                                     ============    ============    ============

See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                        1999             1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $   2,703,352    $     756,884    $    (179,252)

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                    1,622,006        1,188,817          593,720
      Deferred income taxes                                             (260,640)        (178,676)         (14,457)
      Increase (decrease) in allowance for doubtful accounts             622,595          527,794          (15,550)
      (Gain) loss on sale of equipment                                    (9,472)         (26,161)             710
      Changes in operating assets and liabilities:
        Increase in accounts and notes receivable                     (3,257,580)      (6,754,467)        (223,219)
        (Increase) decrease in inventories                            (2,393,992)      (1,261,379)         320,368
        (Increase) decrease in other current assets                     (238,908)         842,645           (3,965)
        Increase (decrease) in accounts payable                          929,926        3,241,273         (430,033)
        Increase (decrease) in accrued expenses and
          other current liabilities                                      488,231          608,946         (162,300)
        Increase in due from related party                                 7,249          143,197             --
        Increase (decrease) in income taxes due to
          TDA Industries, Inc.                                           117,919          652,300         (653,000)
        Increase in federal and state income taxes payable               608,160             --               --
                                                                   -------------    -------------    -------------
        Net cash provided by (used in) operating activities              938,846         (258,827)        (766,978)
                                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (1,982,860)      (2,122,397)        (296,071)
  Proceeds from sale of equipment                                         70,771           76,786           80,431
  Payment for purchase of net assets of JEH Co.                             --         (1,659,013)            --
  Payment for purchase of net assets of MSI Co.                       (1,519,840)            --               --
                                                                   -------------    -------------    -------------
        Net cash used in investing activities                         (3,431,929)      (3,704,624)        (215,640)
                                                                   -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of related expenses      10,205,587         (223,488)            --
  Principal borrowings on long-term debt                             170,481,066      139,493,028       64,165,367
  Principal reductions on long-term debt                            (170,930,422)    (134,036,661)     (62,648,447)
  Proceeds from issuance of notes payable - shareholders                 200,000          300,000             --
  Repayments of notes payable - shareholders                            (500,000)            --             (6,105)
  Capital contributions from TDA Industries, Inc.                      1,000,000        1,350,000             --
  Decrease in stock subscriptions receivable                                --               --             56,250
  Cash dividends to TDA Industries, Inc.                              (1,200,000)      (1,200,000)      (1,250,000)
  Increase (decrease) in amounts due to TDA Industries, Inc.
    and affiliated companies                                              70,255       (1,068,565)       1,258,292
                                                                   -------------    -------------    -------------
        Net cash provided by financing activities                      9,326,486        4,614,314        1,575,357
                                                                   -------------    -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              6,833,403          650,863          592,739

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,686,003        1,035,140          442,401
                                                                   -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $   8,519,406    $   1,686,003    $   1,035,140
                                                                   =============    =============    =============

See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                              1999            1998            1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for interest              $  2,500,655    $  1,861,485    $    599,086
                                                          ============    ============    ============
    Cash paid during the period for income taxes          $    966,243    $       --      $       --
                                                          ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Non-cash dividend to TDA Industries, Inc. - net       $  3,067,002    $       --      $       --
                                                          ============    ============    ============
    300,000 Common Shares issued in connection with the
      acquisition of JEH Co.                              $  1,500,000    $       --      $       --
                                                          ============    ============    ============
    200,000 Common Shares issued in connection with the
      acquisition of MSI Co.                              $  1,000,000    $       --      $       --
                                                          ============    ============    ============
    50,000 Common Shares issued as a principal payment
      of a note payable                                   $    250,000    $       --      $       --
                                                          ============    ============    ============
   Additional consideration pursuant to the acquisition
     of JEH Co.                                           $  1,773,212    $       --      $       --
                                                          ============    ============    ============

   Acquisitions of MSI Co. and JEH Co.:
                                                              MSI Co.        JEH Co.
     Fair value of assets acquired                        $  9,284,007    $ 23,734,747
     Liabilities assumed                                    (1,359,698)     (8,960,882)
     Notes issued to sellers                                (2,045,972)       (864,852)
     Due to related party                                     (250,000)           --
     Due from related party                                       --           250,000
     Bank debt incurred                                     (4,108,497)    (12,500,000)
                                                          ------------    ------------
          Cash paid                                       $  1,519,840    $  1,659,013
                                                          ============    ============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS DESCRIPTION -- Eagle Supply Group, Inc. (the "Company") is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

      INITIAL PUBLIC OFFERING -- On March 17, 1999, the Company completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with its initial public offering (the "Offering"). The net proceeds to the Company aggregated approximately $10,206,000.

      ACQUISITIONS AND BASIS OF PRESENTATION -- Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company and currently constitute the sole business operations of the Company.

      As a result of the Acquisitions, the consolidated financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods subsequent to each entity's respective date of acquisition by TDA. Eagle is included in the consolidated financial statements for all periods presented. JEH Eagle is included in the consolidated financial statements from July 1, 1997 and MSI Eagle is included in the consolidated financial statements from October 22, 1998, the dates that JEH Eagle and MSI Eagle, respectively, were acquired by TDA. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

      INVENTORIES -- Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO"), last-in, first-out ("LIFO"), or average cost methods. If LIFO inventories (approximately $6,033,000, $6,210,000 and $4,506,000 at June 30, 1999,
      1998 and 1997, respectively) had been valued at the lower of FIFO cost or market, inventories would be higher by approximately $530,000, $520,000 and $511,000 for fiscal 1999, 1998 and 1997, respectively, and income before provision for income taxes would have increased by approximately $10,000, $9,000 and $1,000 in fiscal 1999, 1998 and 1997, respectively.

      DEPRECIATION AND AMORTIZATION -- Depreciation and amortization of property and equipment are provided principally by straight-line methods at various rates calculated to extinguish the carrying values of the respective assets over their estimated useful lives.

      EXCESS COST OF INVESTMENTS OVER NET ASSETS ACQUIRED -- Excess cost of investments over net assets acquired ("goodwill") is being amortized on a straight-line method over 15 to 40 years. Management of the Company routinely evaluates the recoverability of goodwill based upon expectations of future non-discounted cash flows. Should management determine that impairment has occurred, goodwill would be reduced by the excess, if any, of the carrying value of goodwill over management's estimate of the anticipated non-discounted future net cash flows.

      DEFERRED FINANCING COSTS -- Deferred financing costs are related to the acquisition financing obtained in connection with the Acquisitions described in Note 2 and are being amortized on a straight-line method over the term of the related debt obligations.

      INCOME TAXES -- Prior to the completion of the Offering, the Company was included in the consolidated federal and state income tax returns of its Parent. Income taxes were calculated on a separate return filing basis. Subsequent to March 17, 1999, the Company will file a consolidated federal income tax return with its subsidiaries.

      NET INCOME (LOSS) PER SHARE -- Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented and excluded any potential dilution. Diluted net income (loss) per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no dilutive options or warrants for any of the periods presented. Both basic and diluted net income (loss) per share includes, for all periods presented, the 3,000,000 shares issued to TDA in connection with the Acquisitions.

      LONG-LIVED ASSETS -- Financial Accounting Standards Board Statement Number 121, "ACCOUNTING FOR THe IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" requires that they be stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of June 30, 1999.

      FAIR VALUE OF FINANCIAL INSTRUMENTS -- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -- The carrying amounts of these items are a reasonable estimate of their fair value.

      LONG-TERM DEBT -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value, except for a 6% note due in October 2000 and a 6% note due in July 2002. Such notes have carrying values of $1,000,000 and $864,852, respectively, and estimated fair market values of $950,000 and $775,000, respectively.

      The fair value estimates are based on pertinent information available to management as of June 30, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented.

      CONCENTRATION OF CREDIT RISK -- The financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of commercial paper which is included in cash and cash equivalents and accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition and in certain instances obtains collateral in the form of liens on both business and personal assets of its customers. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

      USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      SIGNIFICANT VENDOR -- During the fiscal years ended June 30, 1999 and 1998, Eagle and JEH Eagle purchased approximately 19% and 18%, respectively of their product lines from one supplier. Since similar products are available to the subsidiaries from other suppliers, the loss of this supplier would not have a material adverse effect on the business of these subsidiaries. During the fiscal year ended June 30, 1997, Eagle purchased approximately 23% of its product line from the same supplier.

      STATEMENTS OF CASH FLOWS -- The Company considers money market accounts and commercial paper to be cash equivalents for the purpose of these financial statements. Cash equivalents amounted to $5,699,953 at June 30, 1999.

      RECENTLY ISSUED PRONOUNCEMENTS -- In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

      In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the Company's first quarter of the fiscal year ending June 30, 2000. Management does not believe that this Statement will have a significant impact on the Company.

      RECLASSIFICATIONS -- Certain reclassifications have been made in the prior years' financial statements in order to conform to the classification used in the current year.

2.    ACQUISITIONS

      On July 8, 1997, effective as of July 1, 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company, Inc. ("JEH Co."), engaged in the wholesale distribution of roofing supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $14,767,852 consisting of $13,878,000 in cash, net of $250,000 due from
      JEH Co., and a five-year, 6% per annum note in the principal amount of $864,852. The purchase price and the note are subject to further adjustment under certain conditions. Further, JEH Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2002. More specifically, JEH Co. or its designee is to receive a percentage of the EBITDA or the modified EBITDA (as defined) of the business acquired (the "JEH EBITDA") on a per year, non-cumulative basis for each of JEH Eagle's fiscal years ending during the five-year period (the "JEH Applicable Period"). If the JEH EBITDA reaches $3,000,000, $4,000,000 and $5,000,000 in the foregoing fiscal years, JEH Co. or its designee is to receive 35%, 40% and 50%, respectively, of that fiscal year's JEH EBITDA in excess of those levels, respectively. If the JEH EBITDA (plus $50,000 attributable to an employment agreement) (x) for any fiscal year in the JEH Applicable Period is not less than $4,400,000, JEH Eagle is to pay JEH Co. or its designee $1,000,000, provided that the aggregate amount of such payments is not to exceed $2,000,000; and (y) in the aggregate during the JEH Applicable Period is not less than $20,000,000, JEH Eagle is to pay JEH Co. or its designee the sum of $1,350,000, plus the amount of the difference, if any, between $2,000,000 and the amount paid under (x). Additionally, with respect to certain Total Accounts Receivable Reserves, as defined (the "JEH Reserves"), which were established at date of acquisition, if JEH Eagle reduces the amount of the JEH Reserves in any fiscal year during the JEH Applicable Period, JEH Co. or its designee is to be paid 100% of the reduction until the JEH Reserves are not less than $2,500,000 and 50% of the reduction in the JEH Reserves below $2,300,000 down to $600,000. Both of the immediately foregoing percentage payments to JEH Co. or its designee are subject to adjustment in certain instances. Additionally, if the Offering was consummated prior to June 30, 2002 and in the event certain JEH EBITDA levels had been reached during the period July 1, 1997 through the date of consummation of the Offering, JEH Co. or its designee would have been entitled to receive $1,000,000 or $1,350,000 (either in cash or in common shares of the Company valued at the public offering price) depending upon the JEH EBITDA level. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer the owner of JEH Co. and president of the Company in fulfillment of the obligation set forth in the immediately preceding sentence. For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration is payable to JEH Co.

      All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to JEH Co. for fiscal 1998.

      The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from JEH Co. have been included in the statements of operations from the effective date of the acquisition. This transaction originally gave rise to approximately $4,377,000 of goodwill, which is being amortized over a fifteen-year period. Any additional payments to which JEH Co. or its designee will be entitled will be accounted for as additional goodwill.

      On October 22, 1998, MSI Eagle acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), engaged in the wholesale distribution of masonry supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $8,537,972 consisting of $6,492,000 in cash and a five-year, 8% per annum note in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustment under certain conditions. The note was paid in full in March 1999 out of the proceeds of the Offering. Further, MSI Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2003. More specifically, MSI Co. or its designee is to receive a percentage of the EBITA or the modified EBITA (as defined) of the business acquired (the "MSI EBITA") on a per year, non-cumulative basis for each of the MSI Eagle's fiscal years ending during the five-year period (the "MSI Applicable Period"). If the MSI EBITA reaches $2,000,000 and $2,750,000 in the foregoing fiscal years, MSI Co. or its designee is to receive 25% and 35%, respectively, of that fiscal year's MSI EBITA in excess of those levels, respectively. Additionally, if the Offering was consummated prior to October 22, 2003 and certain MSI EBITA levels had been reached for MSI Eagle, MSI Co. or its designee would have been entitled to receive (i) $1,000,000 or (ii) $750,000 (either in cash or in common shares of the Company valued at the public offering price) if the MSI EBITA level was (i) not less than $2,000,000 per year or (ii) less than $2,000,000 but not less than $1,500,000 per year, respectively. Upon the consummation of the Offering, the Company issued 200,000 of its common shares to Gary L. Howard, the designee and owner of MSI Co. and a vice president of the Company, in fulfillment of the obligation set forth in the immediately preceding sentence. Such consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration is payable to MSI Co. for fiscal 1999.

      The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from MSI Co. have been included in the statements of operations from the date of the acquisition. This transaction gave rise to approximately $6,506,000 of goodwill, which is being amortized over a forty-year period. Any additional payments to which MSI Co. or its designee will be entitled will be accounted for as additional goodwill.

      The following pro forma information represents the consolidated results of operations of the Company as if the MSI Co. acquisition had been consummated as of July 1, 1997:

                                                     Year Ended June 30,
                                                 1999                   1998
Revenues                                     $163,821,000           $141,463,000
                                             ============           ============

Net income                                   $  2,949,000           $  1,044,000
                                             ============           ============

      The pro forma information is not necessarily indicative of the operating results that would have occurred if the MSI Co. acquisition had been consummated as of July 1 of each respective period, nor is it necessarily indicative of future operating results. The actual results of operations of MSI Co. are included in the Company's consolidated financial statements only from the date of acquisition.

3.    PROPERTY AND EQUIPMENT

      The major classes of property and equipment are as follows:

                                                            June 30,              Estimated
                                                     1999             1998       Useful Lives
Land                                              $   100,000     $      --
Buildings and improvements                            292,535            --        25 years
Furniture, fixtures and equipment                   3,000,569       1,976,187       5 years
Automotive equipment                                4,853,812       4,713,209      5-7 years
Leasehold improvements                              1,379,900       1,041,784      10 years
Assets acquired under capitalized leases            1,017,239       1,017,239      2-6 years
                                                  -----------     -----------

                                                   10,644,055       8,748,419

Less: Accumulated depreciation and amortization     4,026,794       3,508,081
                                                  -----------     -----------
                                                  $ 6,617,261     $ 5,240,338
                                                  ===========     ===========

4.    INCOME TAXES

      Components of the provision for income taxes are as follows:

                                               Year Ended June 30,
                                    1999              1998              1997
Current:
  Federal                       $ 1,629,640       $   542,676       $   134,457
  State and local                   296,000            85,000            20,000
Deferred                           (260,640)         (178,676)          (14,457)
                                -----------       -----------       -----------

                                $ 1,665,000       $   449,000       $   140,000
                                ===========       ===========       ===========

      A reconciliation of income taxes at the Federal statutory rate and the amounts provided, is as follows:

                                                 Year Ended June 30,
                                        1999            1998            1997
Tax using the statutory rate         $ 1,485,000     $   410,000     $   112,804
State and local income taxes             195,000          56,000          13,000
Other                                    (15,000)        (17,000)         14,196
                                     -----------     -----------     -----------

                                     $ 1,665,000     $   449,000     $   140,000
                                     ===========     ===========     ===========

      Temporary differences which give rise to a net deferred tax asset are as follows:

                                                              June 30,
                                                       1999             1998
Deferred tax assets:
  Provision for doubtful accounts                    $ 620,654        $ 371,414
  Inventory capitalization                              33,820           30,020
                                                     ---------        ---------

                                                       654,474          401,434
Deferred tax liability:
  Depreciation                                         (97,512)        (105,112)
                                                     ---------        ---------

Net deferred tax asset                               $ 556,962        $ 296,322
                                                     =========        =========

      Management believes that no valuation allowance against the net deferred tax asset is necessary.

5.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                          June 30,
                                                                     1999          1998
Variable rate collateralized revolving credit note (A)           $ 8,746,117   $ 9,012,417

Variable rate collateralized equipment note (A)                      679,000       710,000

Variable rate collateralized revolving credit note (B)               829,895          --

Variable rate collateralized term note (B)                         2,816,400          --

Note payable - TDA Industries, Inc. (C)                            1,000,000          --

Variable rate collateralized revolving credit note (D)            13,007,944    10,785,793

Variable rate collateralized equipment note (D)                    1,598,500     1,899,500

Variable rate collateralized term note (D)                         1,562,500     2,312,500

6% promissory note, due July 2002 (Note 2)                           864,852       864,852

Capitalized equipment lease obligations, at various rates, for
  various terms through 2003 (E)                                     780,136       959,494

Variable rate mortgage (7-3/4% at June 30, 1999),
  paid in full on September 2, 1999 (Note 7)                         487,205       500,065

8.50% equipment loan, payable in monthly
  installments through February 13, 2003                             181,195          --

8.50% equipment loan, payable in monthly
  installments through April 23, 2003                                 63,816          --

8.50% equipment loan, payable in monthly
  installments through April 27, 2003                                 31,242          --

7.99% equipment loan, payable in monthly
  installments through August 31, 2000                                14,113          --
                                                                 -----------   -----------
                                                                  32,662,915    27,044,621

Less: Current portion of long-term debt                            2,523,843     1,750,098
                                                                 -----------   -----------
                                                                 $30,139,072   $25,294,523
                                                                 ===========   ===========

      (A) Eagle is a party to a loan agreement, last amended December 11, 1998, which provides for a credit facility in the aggregate amount of $10,900,000 and is guaranteed by the Company and TDA. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The credit facility has an initial maturity of October 22, 2003. Obligations under the credit facility are collateralized by certain current assets and automotive equipment of Eagle aggregating approximately $16,178,000 and $790,000, respectively, at June 30, 1999.

            The revolving credit loan bears interest at the lender's prime rate, plus one-half percent, or at the London interbank offered rate, plus two and one-half percent, at the option of the Eagle.

            The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. The equipment loan bears interest at the lender's prime rate, plus one-half percent, or at the London interbank offered rate, plus two and one-half percent, at the option of the Eagle.

      (B) In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, MSI Eagle entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000, which is collateralized by substantially all of the tangible and intangible assets of MSI. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,075,000 term loan and the balance in the form of a revolving credit loan. The term loan is payable in equal monthly installments, based on an eighty-three month amortization schedule, each in the amount of $37,000, and a final payment of the then outstanding principal amount. The revolving credit loan bears interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of MSI Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London inter-bank offered rate, plus three and one-quarter percent, at the option of MSI Eagle. This credit facility has been guaranteed by the Company and TDA.

      (C) In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note. The note is payable in full in October 2000, and TDA has agreed to defer the interest payable on the note until its maturity.

      (D) In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, JEH Eagle entered into a loan agreement, last amended on December 11, 1998, for a credit facility in the aggregate amount of $20 million, which is collateralized by substantially all of the tangible and intangible assets of JEH Eagle and is guaranteed by the Company and TDA. The credit facility has an initial maturity of October 22, 2003 and consists of a $3,000,000 term loan, a $2,475,000 equipment loan and the balance in the form of a revolving credit loan.

            The term loan is payable in 48 equal monthly installments, each in the amount of $62,500; the equipment loan is payable in equal monthly installments, based on a seventy-six month amortization schedule, each in the amount of $26,000, with a balloon payment due on the earlier of August 1, 2004 or the end of the loan agreement's initial or renewal term.

            The equipment and revolving credit loans bear interest at the lender's prime rate, plus one-half percent, or at the London interbank offered rate, plus two and one-half percent, at the option of JEH Eagle. The term loan bears interest at the lender's prime rate, plus one and one-half percent, or at the London interbank offered rate, plus three and one-quarter percent, at the option of JEH Eagle.

      E) Future minimum lease payments for capitalized equipment lease obligations at June 30, 1999 are as follows:

             Year Ending
              June 30,                                      Amount
                2000                                      $ 359,832
                2001                                        223,418
                2002                                        187,394
                2003                                        131,178
                                                          ---------
                                                            901,822

             Less: Interest                                 121,686
                                                          ---------

             Present value of net minimum payments        $ 780,136
                                                          =========

            The aggregate future maturities of long-term debt, excluding capitalized equipment lease obligations, are as follows:

             Year Ending
              June 30,                                    Amount
                2000                                    $ 2,227,205
                2001                                      2,730,113
                2002                                      1,040,500
                2003                                      1,759,105
                2004                                     23,529,456
             Thereafter                                     596,400
                                                        -----------
                                                        $31,882,779
                                                        ===========

6.    COMMITMENTS AND CONTINGENCIES

      a. The Company and its subsidiaries have entered into various employment agreements which expire at various times through March 2004. Pursuant to such agreements, the annual base compensation payable aggregates approximately $1,155,000. The aggregate base compensation incurred in fiscal 1999 aggregated approximately $753,000. The Company has no obligation for additional amounts due for fiscal 1999.

      b. Certain of the Company's subsidiaries have defined contribution retirement plans covering eligible employees. These plans provide for contributions at the discretion of the subsidiaries. No contributions were made to these plans in fiscal 1999 or 1998. A Company contribution in the amount of $9,000 was made in fiscal 1997.

      c. At June 30, 1999, the Company and its subsidiaries were liable under various long-term leases for property and automotive and other equipment which expire on various dates through 2009. Certain of the leases include options to renew. In addition, real property leases generally provide for payment of taxes and other occupancy costs. Rent expense charged to operations in 1999, 1998 and 1997 was approximately $3,560,000, $2,023,000 and $853,000, respectively, which includes taxes and various occupancy costs, as well as rent for equipment under short-term leases (less than one year).

            The approximate future minimum rental commitments under all of the above leases are as follows:

             Year Ending
              June 30,                                    Amount
                2000                                    $ 3,821,000
                2001                                      3,140,000
                2002                                      2,430,000
                2003                                      1,484,000
                2004                                      1,424,000
             Thereafter                                   4,400,000

            Total future minimum rental commitments     $16,699,000

      d. The Company is involved in certain litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not be significant to the Company.

7.    TRANSACTIONS WITH AND OTHER RELATED PARTIES

      The Chief Executive Officer and Chairman of the Board of Directors of the Company is an officer and a director of TDA; the Executive Vice President, Secretary, Treasurer and a director of the Company is also an officer and a director of TDA; and another director of the Company is also a director of TDA.

      The Company and Eagle have entered into five-year employment agreements with the Company's Chief Executive Officer and its Executive Vice President, Secretary and Treasurer, which commenced effective upon the consummation of the Offering and the Acquisitions, at annual salaries of $200,000 each, subject to annual increases and bonuses as may be determined by the Board of Directors of the Company. Further, in July 1997, JEH Eagle entered into five-year employment agreements with such officers at annual salaries of $60,000 each. The payment of such salaries by JEH Eagle commenced upon the consummation of the Offering and the Acquisitions. The employment agreements provide for, among other things, continued payments of salary and benefits, under certain conditions.

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

      JEH Eagle leases several of its distribution center facilities and its executive offices from the President of the Company pursuant to five-year written leases at base annual rentals aggregating approximately $498,000.

      During the fiscal year ended June 30, 1999, JEH Eagle made sales aggregating approximately $546,000 to two entities owned by the son of the President. Management believes that such sales were made on terms no less favorable than sales made to independent third parties.

      Eagle had been liable for certain lease payments to a subsidiary of TDA under a lease for a former distribution center in Fort Lauderdale, Florida, including a balloon payment which was due May 1, 1999 in the approximate amount of $580,000 relating to industrial revenue bonds issued to acquire and develop the Fort Lauderdale property. Eagle has no direct obligation on the industrial revenue bonds, which obligation is reflected in the financial statements of TDA. These premises have been subleased to an unrelated third party at an annual rental in excess of Eagle's annual lease obligation. The payments by Eagle included a ratable share of the balloon payment. The lease expired on May 1, 1999.

      Eagle operates a substantial portion of its business from facilities leased from a subsidiary of TDA pursuant to ten-year written leases at base annual rentals aggregating approximately $930,000.

      The Due from TDA Industries, Inc. and affiliated companies account represented a non-interest bearing advance account with TDA and certain other subsidiaries of TDA. In connection with the Offering, Eagle cancelled, in the form of a non-cash dividend of $3,067,002, all of TDA's indebtedness to Eagle, except for $487,205 relating to and offsetting a mortgage in the same amount on property previously owned by Eagle and for which Eagle had been the primary obligor. On September 2, 1999, this mortgage was paid in full and Eagle was relieved of any and all obligations thereunder.

      MSI Eagle leases its corporate offices, showroom and warehouse in Mansfield, Texas, from a vice president of the Company pursuant to a three-year written lease at a base annual rental aggregating approximately $107,000.

8.    SHAREHOLDERS' EQUITY (DEFICIENCY)

      INITIAL CAPITALIZATION -- In May 1996, the Company issued 2,000,000 of its common shares to TDA (a founding shareholder) for a subscription price of $200 and 100,000 of its common shares to another founding shareholder and director for a subscription price of $10. In June 1996, the Company sold an aggregate of 300,000 common shares and 300,000 warrants to private investors for aggregate gross proceeds of $300,000.

      PREFERRED SHARES -- The preferred shares may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors of the Company, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

      COMMON SHARES -- Holders of common shares are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred shares which may from time to time be outstanding, holders of common shares are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred shares, if any. Holders of common shares have no pre-emptive rights and have no rights to convert their common shares into any other securities.

      WARRANTS -- The Company has outstanding 300,000 warrants which entitle the registered holder to purchase one common share at an exercise price of $5.00 per share (subject to adjustment) for three years commencing on the date of the Offering, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable state securities laws.

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

      STOCK OPTION PLAN -- In August 1996, as amended in 1998, the Board of Directors adopted and shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, officers and directors. The total number of common shares for which options may be granted under the Stock Option Plan is 1,000,000 common shares. Upon the closing of the Offering, the Company granted options exercisable into 878,300 common shares to several of its employees and certain of its officers and directors. All of such options have a term of ten years. The exercise price of these options is the same price that the common shares offered in the Offering were sold to the public, $5.00 per share. The options granted to employees and officers (858,300) vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and the options granted to two directors (20,000) vest one year from the date of the grant.

      The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the Company's stock option plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATON", the Company's net income for fiscal 1999 would not have been significantly affected. The Company used the Black-Scholes model with the following assumptions: risk-free interest rate of 5.5%, expected life of three years and expected volatility and dividends of 0%.

9.    PRIVATE PLACEMENTS

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

10.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

                    Balance at
    Year Ending     Beginning                                    Balance at
      June 30,       of Year       Provision       Writeoffs     End of Year
       1997         $ 465,161     $   299,433     $ (314,983)    $   449,611

       1998         $ 449,611     $ 1,212,112     $ (684,723)    $   977,000

       1999         $ 977,000     $ 1,348,860     $ (725,860)    $ 1,600,000

                                     ******