Form 10-Q
period 1999-09-30
EAGLE SUPPLY GROUP INC
filed 1999-11-12
CIK 1016959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to _______________

                        Commission File Number: 000-25423

                            EAGLE SUPPLY GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


     DELAWARE                                                 13-3889248
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

122 EAST 42ND STREET, SUITE 1116,  NEW YORK, NEW YORK          10168
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


                                  212-986-6190
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

---------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---              ---

The number of shares outstanding of the Registrant's Common Stock, as of November 10, 1999, was 8,510,000 shares.

                            EAGLE SUPPLY GROUP, INC.

                               INDEX TO FORM 10-Q


                                                                                         PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
        and June 30, 1999 (Audited)                                                        3

      Consolidated Unaudited Statements of Operations for the Three Months
        Ended September 30, 1999 and 1998                                                  4

      Consolidated Unaudited Statement of Shareholders' Equity for the Three Months
        Ended September 30, 1999                                                           5

      Consolidated Unaudited Statements of Cash Flows for the Three Months
        Ended September 30, 1999 and 1998                                                  6-7

      Notes to Consolidated Unaudited Financial Statements                                 8-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    10-16

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                        17

ITEM 5.  OTHER INFORMATION                                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 17

SIGNATURES                                                                                18

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                   SEPTEMBER 30,         JUNE 30,
                                                                                                       1999                1999
                                                                                                    (UNAUDITED)         (AUDITED)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $  6,096,393       $  8,519,406
  Accounts and notes receivable, net                                                                  30,284,381         27,172,426
  Inventories                                                                                         21,690,912         18,972,548
  Deferred tax assets                                                                                    836,924            654,474
  Other current assets                                                                                 1,045,107          1,342,827
                                                                                                    ------------       ------------

           Total current assets                                                                       59,953,717         56,661,681

PROPERTY AND EQUIPMENT, net                                                                            6,627,225          6,617,261

EXCESS COST OF INVESTMENTS OVER
  NET ASSETS ACQUIRED, net                                                                            12,426,201         12,147,824

DEFERRED FINANCING COSTS, net                                                                            246,335            266,189
                                                                                                    ------------       ------------

                                                                                                    $ 79,253,478       $ 75,692,955
                                                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                  $ 21,418,689       $ 20,138,146
  Accrued expenses and other current liabilities                                                       4,638,902          5,654,890
  Current portion of long-term debt                                                                    2,166,638          2,523,843
  Federal and state income taxes payable                                                                 775,065            608,160
  Income taxes due to TDA Industries, Inc.                                                             1,143,537          1,143,537
                                                                                                    ------------       ------------

           Total current liabilities                                                                  30,142,831         30,068,576

LONG-TERM DEBT                                                                                        31,860,987         30,139,072

DEFERRED TAX LIABILITIES                                                                                  92,572             97,512
                                                                                                    ------------       ------------

           Total liabilities                                                                          62,096,390         60,305,160
                                                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per share, 2,500,000 shares
    authorized, none issued and outstanding                                                                 --                 --
  Common shares, $.0001 par value per share, 25,000,000 shares authorized, issued and outstanding - 8,510,000 shares, September 30, 1999;
    8,450,000 shares, June 30, 1999                                                                          851                845
  Additional paid-in capital                                                                          16,958,141         16,658,147
  Retained earnings (deficit)                                                                            198,096           (783,992)
                                                                                                    ------------       ------------

                                                                                                      17,157,088         15,875,000

  Less: Due from TDA Industries, Inc.                                                                       --             (487,205)
                                                                                                    ------------       ------------

           Total shareholders' equity                                                                 17,157,088         15,387,795
                                                                                                    ------------       ------------

                                                                                                    $ 79,253,478       $ 75,692,955
                                                                                                    ============       ============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                                         1999               1998

REVENUES                                                                                            $ 48,558,429       $ 36,359,431

COST OF SALES                                                                                         36,513,112         28,074,642
                                                                                                    ------------       ------------

                                                                                                      12,045,317          8,284,789
                                                                                                    ------------       ------------

OPERATING EXPENSES                                                                                     9,403,498          6,262,064

DEPRECIATION AND AMORTIZATION                                                                            273,379            348,248

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER NET ASSETS ACQUIRED                                                                156,253             47,953

AMORTIZATION OF DEFERRED FINANCING COSTS                                                                  19,854             14,515
                                                                                                    ------------       ------------

                                                                                                       9,852,984          6,672,780
                                                                                                    ------------       ------------

INCOME FROM OPERATIONS                                                                                 2,192,333          1,612,009
                                                                                                    ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                                         89,882              8,938
  Interest expense                                                                                      (720,127)          (585,260)
                                                                                                    ------------       ------------

                                                                                                        (630,245)          (576,322)
                                                                                                    ------------       ------------

INCOME BEFORE PROVISION  FOR INCOME TAXES                                                              1,562,088          1,035,687

PROVISION FOR INCOME TAXES                                                                               580,000            386,000
                                                                                                    ------------       ------------

NET INCOME                                                                                          $    982,088       $    649,687
                                                                                                    ============       ============

BASIC AND DILUTED NET INCOME PER SHARE                                                              $        .12       $        .12
                                                                                                    ============       ============

COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE                                                                         8,510,000          5,400,000
                                                                                                    ============       ============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENT OF SHAREHOLDERS'  EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                                                                                           DUE FROM
                                                                                            ADDITIONAL       TDA
                                      PREFERRED SHARES    COMMON SHARES         PAID-IN      RETAINED     INDUSTRIES,
                                       SHARES  AMOUNT   SHARES      AMOUNT      CAPITAL      EARNINGS        INC.         TOTAL

BALANCE, JUNE 30, 1999                     -  $  -    8,450,000  $       845  $16,658,147  $  (783,992)  $  (487,205)  $15,387,795

  Net income                               -     -          -            -            -        982,088           -         982,088

  Shares issued in connection with the
    acquisition of MSI Co.                 -     -       60,000            6      299,994          -             -         300,000

  Net change in Due from TDA
    Industries, Inc.                       -     -          -            -            -            -         487,205       487,205
                                        ----  ----  -----------  -----------  -----------  -----------   -----------   -----------

BALANCE, SEPTEMBER 30, 1999                -  $  -    8,510,000  $       851  $16,958,141  $   198,096   $         -   $17,157,088
                                        ====  ====  ===========  ===========  ===========  ===========   ===========   ===========

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                     1999                 1998
OPERATING ACTIVITIES:
  Net income                                                                                    $    982,088           $    649,687
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                                  449,486                410,716
      Deferred income taxes                                                                         (187,390)               (90,528)
      Increase in allowance for doubtful accounts                                                    518,432                232,231
      Changes in assets and liabilities:
        Increase in accounts and notes receivable                                                 (3,630,387)            (1,810,045)
        Increase in inventories                                                                   (2,718,364)               (96,711)
        Decrease in other current assets                                                             297,720                106,605
        Increase in accounts payable                                                               1,280,543              2,814,655
        Decrease in accrued expenses and other current liabilities                                (1,150,618)               (19,813)
        Increase in federal and state income taxes payable                                           166,905                    -
        Increase in income taxes due to TDA Industries, Inc.                                             -                   90,815
                                                                                                ------------           ------------

           Net cash (used in) provided by operating activities                                    (3,991,585)             2,287,612
                                                                                                ------------           ------------

INVESTING ACTIVITIES:
  Capital expenditures                                                                              (283,343)              (194,376)
                                                                                                ------------           ------------

           Net cash used in investing activities                                                    (283,343)              (194,376)
                                                                                                ------------           ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                                                          47,457,083             34,905,373
  Principal reductions on long-term debt                                                         (46,092,373)           (37,477,222)
  Proceeds from issuance of notes payable -shareholders                                                  -                  100,000
  Cash dividend to TDA Industries, Inc.                                                                  -                 (150,000)
  Decrease in amounts due from TDA Industries, Inc.                                                  487,205                 25,262
                                                                                                ------------           ------------

           Net cash provided by (used in) financing activities                                     1,851,915             (2,596,587)
                                                                                                ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (2,423,013)              (503,351)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     8,519,406              1,686,003
                                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  6,096,393           $  1,182,652
                                                                                                ============           ============

See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                         1999               1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                          $    720,127       $    585,260
                                                                                                    ============       ============

  Cash paid during the period for income taxes                                                      $    503,891       $       --
                                                                                                    ============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  60,000 Common Shares issued in connection with the
      acquisition of MSI Co.                                                                        $    300,000       $       --
                                                                                                    ============       ============

  Additional consideration pursuant to the acquisition
      of JEH Co.                                                                                    $    134,630       $       --
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

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS -- The accompanying consolidated unaudited interim financial statements of Eagle Supply Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the annual financial statements of the Company at June 30, 1999. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

       Operating results for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

       BUSINESS DESCRIPTION -- The Company is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

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

       As a result of the Acquisitions, the consolidated unaudited interim financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods presented. The unaudited interim financial statements of Eagle and JEH Eagle have been included in the consolidated unaudited interim financial statements for all periods presented, and the unaudited interim financial statements of MSI Eagle have been included in the consolidated unaudited interim financial statements only for the period subsequent to the acquisition of Masonry Supply, Inc. ("MSI Co.") by MSI Eagle on October 22, 1998. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

       BASIC NET INCOME PER SHARE -- Basic net income per share was calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented and excludes any potential dilution. Diluted net income per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no such dilutive options or warrants for the periods presented. Both basic and diluted net income per share includes, for the periods presented, the 3,000,000 of the Company's common shares issued to TDA in connection with the Acquisitions.

       COMPREHENSIVE INCOME -- For the three months ended September 30, 1999 and 1998, comprehensive income was equal to net income.

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

       The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

       The Company is a majority-owned subsidiary of TDA and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

       On March 17, 1999, the Company completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with the Offering. The net proceeds to the Company aggregated $10,206,000.

       Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle, JEH Eagle and MSI Eagle from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company and currently constitute the sole business operations of the Company.

       As a result of the Acquisitions, the consolidated unaudited interim financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods presented. The unaudited interim financial statements of Eagle and JEH Eagle have been included in the consolidated unaudited interim financial statements for all periods presented, and the unaudited interim financial statements of MSI Eagle have been included in the consolidated unaudited interim financial statements only for the period subsequent to the acquisition of MSI Co. by MSI Eagle on October 22, 1998. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

       RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 1999
       COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

       Revenues of the Company during the three-month period ended September 30, 1999 increased by approximately $12,199,000 (33.6%) compared to the 1998 three-month period. Approximately $3,207,000 of this increase may be attributed to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to the opening of six new locations since September 1998 (approximately $4,725,000) and a general improvement in market conditions.

       Cost of sales increased between the 1999 and 1998 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.2% in the three-month period ended September 30, 1999 from 77.2% in the three-month period ended September 30, 1998, and gross profit as a percentage of revenues increased to 24.8% in the three-month period ended September 30, 1999 from 22.8% in the three-month period ended September 30, 1998. The gross profit related to MSI Eagle (approximately $1,448,000) for the three-month period ended September 30, 1999 was included in calculating these percentages. If MSI Eagle's gross profit had been excluded, cost of sales as a percentage of revenues would have been 76.5% and gross profit would have been 23.5%.

       Operating expenses of the Company increased by approximately $3,180,000 (47.7%) between the 1999 and 1998 three-month periods. Approximately $814,000 of this increase are operating expenses of MSI Eagle and include approximately $41,000 of amortization of excess cost of investments over net assets acquired (goodwill) and approximately $5,000 of deferred financing costs attributable to the acquisition. Further, approximately $585,000 may be attributed to the operating expenses of six new distribution centers opened since September 1998, and approximately $304,000 consists of corporate operating expenses incurred subsequent to the Offering. Of the remaining increase, approximately $713,000 is attributable to an increase in payroll costs due primarily to the additional manpower needed to service the increased sales revenues, an increase in delivery expenses of approximately $472,000, an increase in rents of approximately $63,000 and an increase in office expenses and related costs of approximately $121,000 primarily related to the integration and relocation of the administrative functions of the Company to Texas, increased travel of approximately $120,000 and an increase in the amortization of goodwill of approximately $67,000, offset by a decrease in depreciation of approximately $104,000 and reductions in other expense areas. Operating expenses as a percentage of revenues was 20.2% in the 1999 three-month period compared to 18.4% in the 1998 three-month period. If MSI Eagle's operating expenses had been excluded, operating expenses as a percentage of revenues would have changed minimally in the three-month period ended September 30, 1999.

       Interest expense increased by approximately $135,000 (23%) between the 1999 and 1998 three-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities ($34,000), increased debt to finance the acquisition of MSI Co. by MSI Eagle on October 22, 1998 ($106,000), offset by a decrease in short-term borrowings by the Company ($5,000).

       Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the three-month period ended September 30, 1999 were $982,088 and $2,622,601, respectively, compared to net income and EBITDA of $649,687 and $1,958,663, respectively, for the comparable period in fiscal 1998, representing a 51.2% increase in net income and a 33.9% increase in EBITDA.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital was approximately $29,811,000 and $26,953,000 at September 30, 1999 and June 30, 1999, respectively. At September 30, 1999, the Company's current ratio was 1.99 to 1 compared to
       1.88 to 1 at June 30, 1999.

       Cash used in operating activities during the three months ended September 30, 1999 was approximately $3,992,000. Such amount consisted primarily of increased levels of deferred income taxes of $187,000, accounts and notes receivable of $3,630,000, inventories of $2,718,000 and decreased level of accrued expenses and other current liabilities of $1,151,000, offset by net income of $982,000, depreciation and amortization of $449,000, an increase in the allowance for doubtful accounts of $518,000, decreased levels of other current assets of $298,000, increased levels of accounts payable of $1,280,000 and an increase in federal and state income taxes payable of $167,000.

       Cash used in investing activities during the three months ended September 30, 1999 was approximately $283,000 for capital expenditures. Management of the Company presently anticipates such expenditures in the next twelve months of not less than $1,300,000, of which approximately $650,000 is anticipated to be financed and used for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the location of some of which have not yet been decided.

       Cash provided by financing activities during the three months ended September 30, 1999 was approximately $1,852,000. Such amount consisted primarily of net principal borrowing on long-term debt of $1,365,000 and a change in the TDA intercompany account of approximately $487,000.

       ACQUISITIONS

       In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James
       E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration was paid to JEH Co. Such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to JEH Co. for fiscal 1998.

       In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, now a Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 of its common shares to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by MSI Eagle. Upon consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares, to Gary L. Howard in fulfillment of certain of such future consideration. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration is payable to MSI Co. for fiscal 1999.

       CREDIT FACILITIES

       Eagle is a party to a loan agreement (last amended December 11, 1998) which provides for a credit facility in the aggregate amount of $10,900,000. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The initial term of the credit facility matures on October 22, 2003. Certain current assets and automotive equipment of Eagle (aggregating approximately $15,883,000 at September 30, 1999) collateralize the obligations under the credit facility. The revolving credit and equipment loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle. The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. This credit facility is guaranteed by the Company and TDA.

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

       IMPACT OF INFLATION

       General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, the Company's management believes that inflation currently does not have a material effect on its operating results, but there can be no assurance that this will continue to be so in the future.

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

       Management of the Company has completed all significant testing for all potential Y2K issues and believes that their computer systems are Y2K compliant. However, there can be no assurances that customers, suppliers and/or service providers on which the Company relies will resolve their Y2K issues accurately, thoroughly and/or on time. Contingency plans have been considered and are in place in the event that the Company is at risk in regard to suppliers, customers or any unforeseen problems in their own internal hardware and software.

       Based on management's assessment of the cost of addressing Y2K compliance issues, such cost did not have a material adverse impact on the Company's financial position. The total cost of the project was approximately $300,000 and is being expensed over the three-year term of the operating lease for the equipment and software.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

       On March 12, 1999, the Company's Registration Statement, Securities and Exchange Commission ("SEC") File No. 333-09951, became effective under the Securities Act of 1933 for an offering of 2,500,000 shares of the Company's Common Stock ("Shares") and 2,500,000 Redeemable Common Stock Purchase Warrants ("Warrants") exclusive of an additional 375,000 Shares and Warrants registered to cover an overallotment option granted to the Underwriter. A closing of the offering of 2,500,000 Shares and 2,875,000 Warrants was held on March 17, 1999 resulting in gross and net proceeds of approximately $12,859,000 and $10,206,000, respectively. The Company reported on its use and expenditures of the net proceeds in filings previously made with the SEC. There have been no material changes in such use or expenditures from those previously reported.

ITEM 5. OTHER INFORMATION

       Effective November 1, 1999, the Company, Eagle and JEH Eagle amended their employment agreements with each of Douglas P. Fields and Frederick
       M. Friedman by extending the term of said agreements to June 30, 2004. The Company's and Eagle's employment agreements with Messrs. Fields and Friedman were scheduled to expire on March 17, 2004, while JEH Eagle's employment agreements with Messrs. Fields and Friedman were to expire on March 17, 2002. The employment agreements were amended to have all of them expire contemporaneously and at the end of the fiscal year ending June 30, 2004. Douglas P. Fields is the Chairman of the Board and Chief Executive Officer of the Company, Eagle, JEH Eagle and MSI Eagle. Frederick M. Friedman is the Executive Vice President, Treasurer, Secretary and a Director of the Company, Eagle, JEH Eagle and MSI Eagle.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are being filed with this Report:

         Exhibit 10.37 First Amendment to Employment Agreement among the Registrant, Eagle Supply, Inc. and Douglas P. Fields,

         Exhibit 10.38 First Amendment to Employment Agreement among the Registrant, Eagle Supply, Inc. and Frederick M. Friedman,

         Exhibit 10.39 Second Amendment to Employment Agreement between JEH/Eagle Supply, Inc. and Douglas P. Fields,

         Exhibit 10.40 Second Amendment to Employment Agreement between JEH/Eagle Supply, Inc. and Frederick M. Friedman,

         Exhibit 27       Financial Data Schedule

     (b) Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EAGLE SUPPLY GROUP, INC.


Dated: November 12, 1999         By:  /s/ DOUGLAS P. FIELDS
                                      ------------------------------------------
                                      Douglas P. Fields, Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer and a Director (Principal
                                        Executive Officer)





 Dated: November 12, 1999        By:   /s/ FREDERICK M. FRIEDMAN
                                       -----------------------------------------
                                       Frederick M. Friedman, Executive Vice
                                         President, Treasurer, Secretary and a
                                         Director (Principal Financial and
                                         Accounting Officer)