Form 10-Q
period 1999-12-31
EAGLE SUPPLY GROUP INC
filed 2000-02-14
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM  10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

                               OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                  Commission File Number:     000-25423
                                              ---------

                          EAGLE SUPPLY GROUP, INC.
-----------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         13-3889248
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

122 East 42nd Street, Suite 1116,  New York, New York          10168
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


                                212-986-6190
-----------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No ___


The number of shares outstanding of the Registrant's Common Stock, as of February 10, 2000, was 8,510,000 shares.

                        EAGLE SUPPLY GROUP, INC.

                          INDEX TO FORM 10-Q

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Consolidated Balance Sheets as of December 31, 1999
     (Unaudited) and June 30, 1999 (Audited)                         3

   Consolidated Unaudited Statements of Operations for
     the Three Months and Six Months Ended December 31, 1999
     and 1998                                                        4

   Consolidated Unaudited Statement of Shareholders' Equity
     for the Six Months Ended December 31, 1999                      5

   Consolidated Unaudited Statements of Cash Flows for the
     Six Months Ended December 31, 1999 and 1998                     6-7

   Notes to Consolidated Unaudited Financial Statements              8-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             10-16

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                 17

Item 4.    Submission of Matters to a Vote of Securityholders        17-18

Item 6.    Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                           19

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                           December 31,         June 30,
                                                              1999                1999
                                                           (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $   6,009,159     $   8,519,406
  Accounts and notes receivable, net                          26,605,895        27,172,426
  Inventories                                                 20,909,211        18,972,548
  Deferred tax assets                                            934,906           654,474
  Other current assets                                         1,398,476         1,342,827
                                                           -------------     -------------
     Total current assets                                     55,857,647        56,661,681

PROPERTY AND EQUIPMENT, net                                    6,595,830         6,617,261

EXCESS COST OF INVESTMENTS OVER
  NET ASSETS ACQUIRED, net                                    12,271,645        12,147,824

DEFERRED FINANCING COSTS, net                                    226,480           266,189
                                                           -------------     -------------
                                                           $  74,951,602     $  75,692,955
                                                           =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILTIES:
  Accounts payable                                         $  17,555,161    $   20,138,146
  Accrued expenses and other current liabilities               3,931,680         5,654,890
  Current portion of long-term debt                            2,166,638         2,523,843
  Federal and state income taxes payable                       1,260,662           608,160
  Income taxes due to TDA Industries, Inc.                     1,143,537         1,143,537
                                                           -------------     -------------
     Total current liabilities                                26,057,678        30,068,576

LONG-TERM DEBT                                                30,992,859        30,139,072

DEFERRED TAX LIABILITIES                                          95,612            97,512
                                                           -------------     -------------
     Total liabilities                                        57,146,149        60,305,160
                                                           -------------     -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per share,
    2,500,000 shares authorized, none issued
    and outstanding                                                 -                 -
  Common shares, $.0001 par value per share,
    25,000,000 shares authorized; issued and
    outstanding - 8,510,000 shares, December
    31, 1999; 8,450,000 shares, June 30, 1999                        851               845
  Additional paid-in capital                                  16,958,141        16,658,147
  Retained earnings (deficit)                                    846,461          (783,992)
                                                           -------------     -------------
                                                              17,805,453        15,875,000
  Less:  Due from TDA Industries, Inc.                              -             (487,205)
                                                           -------------     -------------
     Total shareholders' equity                               17,805,453        15,387,795
                                                           -------------     -------------
                                                           $  74,951,602     $  75,692,955
                                                           =============     =============


See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------------------------------
                                             THREE MONTHS                          SIX MONTHS
                                        1999               1998              1999              1998
REVENUES                           $  45,240,311      $  37,863,184     $  93,798,740     $  74,222,615

COST OF SALES                         33,991,710         28,867,269        70,504,822        56,941,911
                                   -------------      -------------     -------------     -------------
                                      11,248,601          8,995,915        23,293,918        17,280,704
                                   -------------      -------------     -------------     -------------
OPERATING EXPENSES                     9,113,506          6,732,648        18,517,004        12,994,712

DEPRECIATION AND AMORTIZATION            285,952            258,399           559,331           606,647

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER
  NET ASSETS ACQUIRED                    154,559             11,526           310,812            59,479

AMORTIZATION OF DEFERRED
  FINANCING COSTS                         19,854             17,017            39,708            31,532
                                   -------------      -------------     -------------     -------------
                                       9,573,871          7,019,590        19,426,855        13,692,370
                                   -------------      -------------     -------------     -------------
INCOME FROM OPERATIONS                 1,674,730          1,976,325         3,867,063         3,588,334
                                   -------------      -------------     -------------     -------------
OTHER INCOME (EXPENSE):
  Interest income                        171,089             15,270           260,971            24,208
  Interest expense                      (792,454)          (571,695)       (1,512,581)       (1,156,955)
                                   -------------      -------------     -------------     -------------
                                        (621,365)          (556,425)       (1,251,610)       (1,132,747)
                                   -------------      -------------     -------------     -------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                     1,053,365          1,419,900         2,615,453         2,455,587

PROVISION FOR INCOME TAXES               405,000            543,327           985,000           929,327
                                   -------------      -------------     -------------     -------------
NET INCOME                         $     648,365      $     876,573     $   1,630,453     $   1,526,260
                                   =============      =============     =============     =============
BASIC AND DILUTED NET INCOME
  PER SHARE                        $         .08      $         .16     $         .19     $         .28
                                   =============      =============     =============     =============
COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE         8,510,000          5,400,000         8,510,000         5,400,000
                                   =============      =============     =============     =============


See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additional                 Due from TDA
                                     Preferred Shares    Common Shares         Paid-In       Retained   Industries,
                                     Shares    Amount   Shares     Amount      Capital       Earnings   Inc.              Total

BALANCE, JUNE 30, 1999                  -      $  -     8,450,000  $   845  $ 16,658,147  $  (783,992)  $  (487,205)  $ 15,387,795

  Net income                            -         -          -         -            -       1,630,453          -         1,630,453

  Shares issued in connection with
    the acquisition of MSI Co.          -         -        60,000        6       299,994         -             -           300,000

  Net change in Due from TDA
    Industries, Inc.                    -         -          -         -            -            -          487,205        487,205
                                     ------    ------   ---------   ------  ------------  -----------   -----------   ------------
BALANCE, DECEMBER 31, 1999              -      $  -     8,510,000   $  851  $ 16,958,141  $   846,461   $      -      $ 17,805,453
                                     ======    ======   =========   ======  ============  ===========   ===========   ============







See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
----------------------------------------------------------------------------------------
                                                                 1999           1998
OPERATING ACTIVITIES:
  Net income                                                 $  1,630,453   $  1,526,260
  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                 909,851        697,658
    Deferred income taxes                                        (282,332)      (186,708)
    Increase in allowance for doubtful accounts                   776,278        477,740
    Changes in assets and liabilities:
      Increase in accounts and notes receivable                  (209,747)      (209,837)
      Increase in inventories                                  (1,936,663)      (915,582)
      (Increase) decrease in other current assets                 (55,649)        81,499
      (Decrease) increase in accounts payable                  (2,582,985)     2,039,696
      Decrease in accrued expenses and other
       current liabilities                                     (1,857,840)      (471,173)
      Increase in federal and state income taxes payable          652,502           -
      Increase in income taxes due to TDA Industries, Inc.           -            17,223
                                                             ------------   ------------
        Net cash (used in) provided by operating activities    (2,956,132)     3,056,776
                                                             ------------   ------------

INVESTING ACTIVITIES:
  Capital expenditures                                           (537,902)      (614,368)
  Payment for purchase of net assets of MSI Co.                      -        (1,519,840)
                                                             ------------   ------------
        Net cash used in investing activities                    (537,902)    (2,134,208)
                                                             ------------   ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                       95,921,613     77,386,429
  Principal reductions on long-term debt                      (95,425,031)   (80,958,478)
  Proceeds from issuance of note payable - shareholder               -           100,000
  Capital contributions from TDA Industries, Inc.                    -         1,000,000
  Cash dividends to TDA Industries, Inc.                             -          (450,000)
  Decrease in amounts due from TDA Industries, Inc.               487,205      1,463,746
                                                             ------------   ------------
        Net cash provided by (used in) financing activities       983,787     (1,458,303)
                                                             ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (2,510,247)      (535,735)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  8,519,406      1,686,003
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  6,009,159   $  1,150,268
                                                             ============   ============




See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
----------------------------------------------------------------------------------------
                                                                 1999           1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                   $  1,512,581   $  1,156,955
                                                             ============   ============
  Cash paid during the period for income taxes               $    535,591   $       -
                                                             ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  60,000 Common Shares issued in connection with the
    acquisition of MSI Co.                                   $    300,000   $       -
                                                             ============   ============
  Additional consideration in connection with the
    acquisition of JEH Co.                                   $    134,630   $       -
                                                             ============   ============
Acquisition of MSI Co.:
  Fair value of assets acquired                                             $  9,284,007
  Liabilities assumed                                                         (1,359,698)
  Notes issued to seller                                                      (2,045,972)
  Due to related party                                                          (250,000)
  Bank debt incurred                                                          (4,108,497)
                                                                            ------------
    Cash paid                                                               $  1,519,840
                                                                            ============






See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Consolidated Unaudited Interim Financial Statements - The accompanying consolidated unaudited interim financial statements of Eagle Supply Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the annual financial statements of the Company at June 30, 1999. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

      Operating results for the three months and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

      Business Description - The Company is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

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

      As a result of the Acquisitions, the consolidated unaudited interim financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods presented. The unaudited interim financial statements of Eagle and JEH Eagle have been included in the consolidated unaudited interim financial statements for all periods presented, and the unaudited interim financial statements of MSI Eagle have been included in the consolidated unaudited interim financial statements only for the periods subsequent to the acquisition of Masonry Supply, Inc. ("MSI Co.") by MSI Eagle on October 22, 1998. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

      Basic Net Income Per Share - Basic net income per share was calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented and excludes any potential dilution. Diluted net income per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no such dilutive options or
      warrants for the periods presented.   Both basic and diluted
      net income per share includes, for the periods presented, the 3,000,000 of the Company's common shares issued to TDA in connection with the Acquisitions.

      Comprehensive Income - For the six months ended December 31, 1999 and 1998, comprehensive income was equal to net income.

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

        As a result of the Acquisitions, the consolidated unaudited interim financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods presented. The unaudited interim financial statements of Eagle and JEH Eagle have been included in the consolidated unaudited interim financial statements for all periods presented, and the unaudited interim financial statements of MSI Eagle have been included in the consolidated unaudited interim financial statements only for the periods subsequent to the acquisition of MSI Co. by MSI Eagle on October 22, 1998. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.


        Results of Operations

        Three Months Ended December 31, 1999
        Compared to the Three Months Ended December 31, 1998

        Revenues of the Company during the three-month period ended December 31, 1999 increased by approximately $7,377,000 (19.5%) compared to the 1998 three-month period. Approximately $1,160,000 of this increase may be attributed to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to the opening of six new locations since December 1998 (approximately $4,559,000) and a general improvement in market conditions.

        Cost of sales increased between the 1999 and 1998 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.1% in the three-month period ended December 31, 1999 from 76.2% in the three-month period ended December 31, 1998, and gross profit as a percentage of revenues increased to 24.9% in the three-month period ended December 31, 1999 from 23.8% in the three-month period ended December 31, 1998. The gross profit related to MSI Eagle (approximately $1,448,000) for the three-month period ended December 31, 1999 was included in calculating these percentages. If MSI Eagle's gross profit had been excluded in both three-month periods, cost of sales as a percentage of revenues would have been 76.4% and 78.3%, respectively and gross profit would have been 23.6% and 21.7%, respectively.

        Operating expenses of the Company increased by approximately $2,381,000 (35.4%) between the 1999 and 1998 three-month periods. Approximately $80,000 of this increase are operating expenses of MSI Eagle. Further, approximately $614,000 may be attributed to the operating expenses of six new distribution centers opened since December 1998, and approximately $492,000 consists of corporate operating expenses incurred subsequent to the Offering. Of the remaining increase, approximately $767,000 is attributable to an increase in payroll costs due primarily to the additional manpower needed to service the increased sales revenues, an increase in delivery expenses of approximately $379,000, increased insurance premiums of approximately $131,000 and an increase in the allowance for doubtful accounts of approximately $66,000, offset by minor reductions in other expense areas. Operating expenses as a percentage of revenues was 20.1% in the 1999 three-month period compared to 17.8% in the 1998 three-month period. If MSI Eagle's operating expenses had been excluded, operating expenses as a percentage of revenues would have changed minimally in the three-month periods presented.

        Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by approximately $174,000 (60.4%) between the 1999 and 1998 three-month periods. Approximately $28,000 of this increase is additional depreciation, approximately $143,000 is additional amortization of goodwill and approximately $3,000 is additional amortization of deferred financing costs. The increase in amortization of goodwill may be attributed primarily to the additional consideration in the amount of approximately $1,773,000 paid to JEH Co. for the fiscal year ended June 30, 1999. Such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill (see Acquisitions below).

        Interest expense increased by approximately $221,000 (38.6%) between the 1999 and 1998 three-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities ($176,000) and increased debt to finance the acquisition of MSI Co. by MSI Eagle on October 22, 1998 ($35,000), offset by minor decreases in short-term borrowings by the Company ($10,000).

        Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the three-month period ended December 31, 1999 were $648,365 and $2,224,684, respectively, compared to net income and EBITDA of $876,573 and $2,197,537, respectively, for the comparable period in fiscal 1998.

        Six Months Ended December 31, 1999
        Compared to the Six Months Ended December 31, 1998

        Revenues of the Company during the six-month period ended December 31, 1999 increased by approximately $19,576,000 (26.4%) compared to the 1998 six-month period. Approximately $4,367,000 of this increase may be attributed to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to the opening of six new locations since December 1998 (approximately $9,284,000) and a general improvement in market conditions.

        Cost of sales increased between the 1999 and 1998 six-month periods at a lesser rate than the increase in revenues between these six-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.2% in the six-month period ended December 31, 1999 from 76.7% in the six-month period ended December 31, 1998, and gross profit as a percentage of revenues increased to 24.8% in the six-month period ended December 31, 1999 from 23.3% in the six-month period ended December 31, 1998. The gross profit related to MSI Eagle (approximately $2,724,000) for the six-month period ended December 31, 1999 was included in calculating these percentages. If MSI Eagle's gross profit had been excluded in both six-month periods, cost of sales as a percentage of revenues would have been 76.4% and 77.8%, respectively and gross profit would have been 23.6% and 22.2%, respectively.

        Operating expenses of the Company increased by approximately $5,522,000 (42.5%) between the 1999 and 1998 six-month periods. Approximately $838,000 of this increase are operating expenses of MSI Eagle. Further, approximately $1,200,000 may be attributed to the operating expenses of six new distribution centers opened since December 1998, and approximately $796,000 consists of corporate operating expenses incurred subsequent to the Offering. Of the remaining increase, approximately $1,480,000 is attributable to an increase in payroll costs due primarily to the additional manpower needed to service the increased sales revenues, an increase in delivery expenses of approximately $856,000, an increase in rents of approximately $59,000 and an increase in office expenses and related costs of approximately $67,000 primarily related to the integration and relocation of the administrative functions of the Company to Texas and increased travel of approximately $180,000, offset by minor reductions in other expense areas. Operating expenses as a percentage of revenues was 19.7% in the 1999 six-month period compared to 17.5% in the 1998 six-month period. If MSI Eagle's operating expenses had been excluded, operating expenses as a percentage of revenues would have changed minimally in the six-month periods presented.

        Depreciation and amortization, and amortization of goodwill and deferred financing costs increased by approximately $212,000 (30.4%) between the 1999 and 1998 six-month periods. Approximately $251,000 is additional amortization of goodwill and $8,000 is additional amortization of deferred financing costs, offset by a decrease in depreciation of approximately $47,000. The increase in amortization of goodwill may be attributed primarily to the additional consideration in the amount of approximately $1,773,000 paid to JEH Co. for the fiscal year ended June 30, 1999, and the goodwill that arose from the acquisition of MSI Co. by MSI Eagle on October 22, 1998. The additional consideration paid to JEH Co. increased goodwill and is being amortized over the remaining life of the goodwill (see Acquisitions below).

        Interest expense increased by approximately $356,000 (30.7%) between the 1999 and 1998 six-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities ($200,000), increased debt to finance the acquisition of MSI Co. by MSI Eagle on October 22, 1998 ($141,000), offset by a decrease in short-term borrowings by the Company ($15,000).

        Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the six-month period ended December 31, 1999 were $1,630,453 and $4,846,885, respectively, compared to net income and EBITDA of $1,526,260 and $4,156,200, respectively, for the comparable period in fiscal 1998.

        Liquidity and Capital Resources

        The Company's working capital was approximately $29,800,000 and $26,593,000 at December 31, 1999 and June 30, 1999,
        respectively. At December 31, 1999, the Company's current ratio was 2.14 to 1 compared to 1.88 to 1 at June 30, 1999.

        Cash used in operating activities during the six months ended December 31, 1999 was approximately $2,956,000. Such amount consisted primarily of increased levels of deferred income taxes of $282,000, accounts and notes receivable of $210,000, inventories of $1,937,000, other current assets of $55,000 and decreased levels of accounts payable of $2,583,000, accrued expenses and other current liabilities of $1,858,000, offset by net income of $1,630,000, depreciation and amortization of $910,000, an increase in the allowance for doubtful accounts of $776,000 and an increase in federal and state income taxes payable of $653,000.

        Cash used in investing activities during the six months ended December 31, 1999 was approximately $538,000 for capital
        expenditures.   Management of the Company presently
        anticipates such expenditures in the next twelve months of not less than $1,300,000, of which approximately $650,000 is anticipated to be financed and used for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the location of some of which have not yet been decided.

        Cash provided by financing activities during the six months ended December 31, 1999 was approximately $984,000. Such amount consisted primarily of net principal borrowing on long-term debt of $497,000 and a change in the TDA intercompany account of approximately $487,000.


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

        In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, now a Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 of its common shares to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by MSI Eagle. Upon consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares, to Gary L. Howard in fulfillment of certain of such future consideration. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to MSI Co. for fiscal 1999.


        Credit Facilities

        Eagle is a party to a loan agreement (last amended December 11, 1998) which provides for a credit facility in the aggregate amount of $10,900,000. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The initial term of the credit facility matures on October 22, 2003. Certain current assets and automotive equipment of Eagle (aggregating approximately $17,173,000 at December 31, 1999) collateralize the obligations under the credit facility. The revolving credit and equipment loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle. The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. This credit facility is guaranteed by the Company and TDA.

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


        Year 2000 Compliance

        Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately identify and recognize 21st century dates from 20th century dates due to the two-digit data fields used by many systems. However, most reports to date are that computer systems are functioning properly and that the compliance and remediation work performed prior to January 1, 2000 was effective to prevent any problems. Computer experts have warned that there still may be reduced consequences from the Year 2000 ("Y2K") problem. The Company currently believes that its computer systems are Y2K compliant. Notwithstanding its assessments, if the Company experiences residual Y2K problems, such problems may negatively impact its operations and financial condition. The Company intends to continue to monitor its computer systems for the purpose of identifying, assessing and remediating the effects of any Y2K problems that may arise in the future.

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


Item 4.    Submission of Matters to a Vote of Securityholders

        On December 17, 1999, the Company held its annual meeting of stockholders for the following purposes.

        1. to elect seven persons to serve on the Company's Board of Directors until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified as provided in the Company's Articles of Incorporation and Bylaws;

        2. to approve an Amendment to the Company's Stock Option Plan to increase the number of common shares subject to that Plan by 200,000 shares, from 1,000,000 shares to 1,200,000 shares;

        3. to approve an Amendment to the Company's Bylaws to allow for a special meeting of stockholders to be held upon written request by the holders of at least 10% of the Company's voting securities; and

        4. to ratify and approve the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending June 30, 2000.

All proposals were voted for affirmatively by the Company's
Stockholders as follows:

----------------------------------------------------------------------------------------------
                                  Votes For     Votes Against      Not Voting       Abstain
                                 -----------    -------------     ------------     ---------

1. The following seven            5,826,500          1,500         2,622,000           0
   persons were elected by
   the Company's
   Stockholders to serve as
   directors for the term
   indicated above.  All
   such persons had been
   directors of the Company
   prior to the meeting:
   Douglas P. Fields,
   Frederick M. Friedman,
   James E. Helzer, Paul D.
   Finkelstein, George
   Skakel III, Steven R.
   Andrews, Esq., John E.
   Smircina, Esq.
----------------------------------------------------------------------------------------------
2. Amend  the  Company's          5,822,000          6,000         2,622,000           0
   Stock Option Plan.
----------------------------------------------------------------------------------------------
3. Amend the Company's            5,826,500          1,500         2,622,000           0
   Bylaws.
----------------------------------------------------------------------------------------------
4. Ratify and approve the         5,826,500          1,500         2,622,000           0
  appointment of Deloitte
  & Touche LLP as the
  Company's auditors.
----------------------------------------------------------------------------------------------



Item 6.    Exhibits and Reports on Form 8-K

    (a)    The following exhibit is being filed with this Report:

           Exhibit 27         Financial Data Schedule

    (b)    Reports on Form 8-K.  None.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    EAGLE SUPPLY GROUP, INC.




Dated: February 14, 2000            By:  /s/Douglas P. Fields
                                       Douglas P. Fields, Chairman of the
                                       Board of Directors, Chief Executive
                                       Officer and a Director (Principal
                                       Executive Officer)





Dated: February 14, 2000            By:  /s/ Frederick M. Friedman
                                       Frederick M. Friedman, Executive Vice
                                       President, Treasurer, Secretary and a
                                       Director (Principal Financial and
                                       Accounting Officer)