Form 10-Q
period 2000-03-31
EAGLE SUPPLY GROUP INC
filed 2000-05-15
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM  10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________


            Commission File Number:         000-25423
                                            ---------


                       EAGLE SUPPLY GROUP, INC.
                       ------------------------
	(Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    13-3889248
           ---------                                   ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

122 East 42nd Street, Suite 1116,  New York, New York       10168
-----------------------------------------------------------------------
   (Address of Principal Executive Offices)               (Zip Code)


                              212-986-6190
                              ------------
         (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No [__]


The number of shares outstanding of the Registrant's Common Stock, as of May 10, 2000, was 8,510,000 shares.

                        EAGLE SUPPLY GROUP, INC.

                          INDEX TO FORM 10-Q

                                                                   PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets as of March 31, 2000
  (Unaudited) and June 30, 1999 (Audited)                           3

Consolidated Unaudited Statements of Operations
  for the Three Months and Nine Months Ended
  March 31, 2000 and 1999                                           4

Consolidated Unaudited Statement of Shareholders'
  Equity for the Nine Months Ended March 31, 2000                   5

Consolidated Unaudited Statements of Cash Flows for
  the Nine Months Ended March 31, 2000 and 1999                    6-7

Notes to Consolidated Unaudited Financial Statements               8-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-15

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds               16

Item 6.    Exhibits and Reports on Form 8-K                        16

SIGNATURES                                                         17

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------


                                                            March 31,                June 30,
                                                              2000                    1999
ASSETS                                                      (Unaudited)            (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                               $    5,961,810         $   8,519,406
    Accounts and notes receivable, net                          26,950,139            27,172,426
    Inventories                                                 27,033,009            18,972,548
    Deferred tax assets                                            998,909               654,474
    Other current assets                                         1,203,152             1,342,827
                                                            --------------         -------------
         Total current assets                                   62,147,019            56,661,681

PROPERTY AND EQUIPMENT, net                                      6,457,026             6,617,261

EXCESS COST OF INVESTMENTS OVER
    NET ASSETS ACQUIRED, net                                    12,116,254            12,147,824

DEFERRED FINANCING COSTS, net                                      206,626               266,189
                                                            --------------         -------------
                                                            $   80,926,925         $  75,692,955
                                                            ==============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $   24,050,277         $  20,138,146
  Accrued expenses and other current liabilities                 2,710,810             5,654,890
  Current portion of long-term debt                              2,166,639             2,523,843
  Federal and state income taxes payable                         1,023,854               608,160
  Income taxes due to TDA Industries, Inc.                       1,143,537             1,143,537
                                                            --------------         -------------
       Total current liabilities                                31,095,117            30,068,576

LONG-TERM DEBT                                                  32,053,713            30,139,072

DEFERRED TAX LIABILITIES                                            97,512                97,512
                                                            --------------         -------------
       Total liabilities                                        63,246,342            60,305,160
                                                            --------------         -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per share,
    2,500,000 shares authorized; none issued and
    outstanding                                                    -                     -
  Common shares, $.0001 par value per share,
    25,000,000 shares authorized; issued and
     outstanding -
     8,510,000 shares, March 31, 2000;
     8,450,000 shares, June 30, 1999                                   851                   845
  Additional paid-in capital                                    16,958,141            16,658,147
  Retained earnings (deficit)                                      721,591              (783,992)
                                                            --------------         -------------
                                                                17,680,583            15,875,000
                                                            --------------         -------------
  Less: Due from TDA Industries, Inc.                              -                    (487,205)
                                                            --------------         -------------
       Total shareholders' equity                               17,680,583            15,387,795
                                                            --------------         -------------
                                                            $   80,926,925         $  75,692,955
                                                            ==============         =============



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

-----------------------------------------------------------------------------


                                          THREE MONTHS                      NINE MONTHS
                                       2000          1999              2000             1999
REVENUES                          $ 40,970,622    $ 39,647,732     $134,769,362     $113,870,347

COST OF SALES                       30,951,231      30,181,967      101,456,053       87,123,878
                                  ------------    ------------     ------------     ------------
                                    10,019,391       9,465,765       33,313,309       26,746,469
                                  ------------    ------------     ------------     ------------

OPERATING EXPENSES                   9,116,988       7,694,118       27,633,992       20,688,830

DEPRECIATION AND AMORTIZATION          329,739         236,985          889,070          843,632

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER
  NET ASSETS ACQUIRED                  155,391         146,608          466,203          206,087

AMORTIZATION OF DEFERRED
  FINANCING COSTS                       19,854          19,854           59,562           51,386
                                  ------------    ------------     ------------     ------------
                                     9,621,972       8,097,565       29,048,827       21,789,935
                                  ------------    ------------     ------------     ------------

INCOME FROM OPERATIONS                 397,419       1,368,200        4,264,482        4,956,534
                                  ------------    ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income                      154,015          34,353          414,986           58,561
  Interest expense                    (764,304)       (690,800)      (2,276,885)      (1,847,755)
                                  ------------    ------------     ------------     ------------
                                      (610,289)       (656,447)      (1,861,899)      (1,789,194)
                                  ------------    ------------     ------------     ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES          (212,870)        711,753        2,402,583        3,167,340

PROVISION (BENEFIT) FOR
  INCOME TAXES                         (88,000)        260,673          897,000        1,190,000
                                  ------------    ------------     ------------     ------------
NET INCOME (LOSS)                 $   (124,870)   $    451,080     $  1,505,583     $  1,977,340
                                  ============    ============     ============     ============
BASIC AND DILUTED NET INCOME
  (LOSS) PER SHARE                $       (.01)   $        .08     $        .18     $        .36
                                  ============    ============     ============     ============
COMMON SHARES USED IN BASIC
  AND DILUTED NET INCOME
  (LOSS) PER SHARE                   8,510,000       5,908,333        8,510,000        5,566,971
                                  ============    ============     ============     ============




See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2000
-----------------------------------------------------------------------------


                                                                              Additional                  Due from
                                   Preferred Shares        Common Shares      Paid-In         Retained       TDA
                                  Shares      Amount     Shares     Amount    Capital         Earnings    Industries     Total

BALANCE, JUNE 30, 1999              -         $   -     8,450,000   $   845   $ 16,658,147  $  (783,992)  $ (487,205)  $15,387,795

       Net income                   -             -         -           -           -         1,505,583        -         1,505,583

Shares issued in connection with
  the acquisition of MSI Co.        -             -        60,000         6        299,994       -             -           300,000

Net change in Due from TDA
  Industries, Inc.                  -             -          -          -           -            -           487,205       487,205
                                  -----       -------   ---------   -------   ------------  -----------   ----------   -----------
BALANCE, MARCH 31, 2000             -         $   -     8,510,000       851   $ 16,958,141  $   721,591   $     -      $17,680,583
                                  =====       =======   =========   =======   ============  ===========   ==========   ===========



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
-----------------------------------------------------------------------------

<CAPTION
                                                                   2000                1999
OPERATING ACTIVITIES:

Net income                                                      $ 1,505,583         $ 1,977,340

Adjustments to reconcile net income
  to net cash used in operating activities:
     Depreciation and amortization                                1,414,835           1,101,105
     Deferred income taxes                                         (344,435)           (262,849)
     Increase in allowance for doubtful accounts                    944,709             687,801
     Changes in assets and liabilities:
        Increase in accounts and notes receivable                  (722,422)         (4,130,808)
        Increase in inventories                                  (8,060,461)         (1,101,944)
        Decrease in other current assets                            139,675             399,797
        Increase in accounts payable                              3,912,131              72,018
        (Decrease) increase in accrued expenses
           and other current liabilities                         (2,944,080)            253,899
        Increase in federal and state income taxes payable          415,694              72,582
        Increase in income taxes due to TDA Industries, Inc.           -                117,919
                                                                -----------         -----------
          Net cash used in operating activities                  (3,738,771)           (813,140)
                                                                -----------         -----------
INVESTING ACTIVITIES:
    Capital expenditures                                           (728,837)         (1,301,025)
    Payment of additional consideration pursuant to
      the acquisition of JEH Co.                                   (134,630)               -
    Payment for purchase of net assets of MSI Co.                      -             (1,519,840)
                                                                -----------         -----------
          Net cash used in investing activities                    (863,467)         (2,820,865)
                                                                -----------         -----------
FINANCING ACTIVITIES:
    Proceeds from initial public offering, net of
      related expenses                                                 -             10,358,748
    Principal borrowings on long-term debt                      143,918,946         121,815,008
    Principal reductions on long-term debt                     (142,361,509)       (122,101,189)
    Proceeds from issuance of notes payable - shareholder              -                200,000
    Repayments of notes payable - shareholders                         -               (500,000)
    Capital contribution from TDA Industries, Inc.                     -              1,000,000
    Cash dividends to TDA Industries, Inc.                             -             (1,200,000)
    Decrease in amounts due from TDA Industries, Inc.               487,205              70,255
                                                                -----------         -----------
          Net cash provided by financing activities               2,044,642           9,642,822
                                                                -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,557,596)          6,008,817


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    8,519,406           1,686,003
                                                                -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 5,961,810         $ 7,694,820
                                                                ===========         ===========




See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
-----------------------------------------------------------------------------

                                                                   2000             1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                     $ 2,276,885      $ 1,847,755
                                                                ===========      ===========
   Cash paid during the period for income taxes                 $   825,741      $   999,499
                                                                ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

   Non-cash dividend paid to TDA Industries, Inc. - net                          $ 3,067,002
                                                                                 ===========
   300,000 Common Shares issued in connection
      with the acquisition of JEH Co.                                            $ 1,500,000
                                                                                 ===========
   200,000 Common Shares issued in connection
      with the acquisition of MSI Co.                                            $ 1,000,000
                                                                                 ===========
   50,000 Common Shares issued as a principal
      payment of a note payable                                                  $   250,000
                                                                                 ===========
   60,000 Common Shares issued in connection
      with the acquisition of MSI Co.                           $   300,000
                                                                ===========
Acquisition of MSI Co.:
  Fair value of assets acquired                                                  $ 9,284,007
  Liabilities assumed                                                             (1,359,698)
  Notes issued to seller                                                          (2,045,972)
  Due to related party                                                              (250,000)
  Bank debt incurred                                                              (4,108,497)
                                                                                 -----------
     Cash paid                                                                   $ 1,519,840
                                                                                 ===========



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
----------------------------------------------------------------------

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated unaudited interim financial statements of Eagle Supply Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the annual financial statements of the Company at June 30, 1999. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

        Operating results for the three months and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

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

        Basic Net Income (Loss) Per Share - Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented and excludes any potential dilution. Diluted net income (loss) per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no such dilutive options or warrants for the periods presented.
        Both basic and diluted net income (loss) per share includes, for the periods presented, the 3,000,000 of the Company's common shares issued to TDA in connection with the Acquisitions.

        Comprehensive Income (Loss) - For the three and nine months ended March 31, 2000 and 1999 comprehensive income (loss) was equal to net income (loss).

                                   *****

                  EAGLE SUPPLY GROUP, INC.


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or cancellation of existing sources of supply, the pricing of and demand for distributed products, the presence of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2000
Compared to the Three Months Ended March 31, 1999

Revenues of the Company during the three-month period ended March 31, 2000 increased by approximately $1,323,000 (3.3%) compared to the 1999 three-month period. The increase may be attributed to the opening of eight new distribution centers since March 1999 (approximately $2,785,000), offset by reductions in certain of the Company's market areas.

Cost of sales increased between the 2000 and 1999 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.5% in the three-month period ended March 31, 2000 from 76.1% in the three-month period ended March 31, 1999, and gross profit as a percentage of revenues increased to 24.5% in the three-month period ended March 31, 2000 from 23.9% in the three-month period ended March 31, 1999.

Operating expenses of the Company increased by approximately $1,423,000 (18.5%) between the 2000 and 1999 three-month periods. Approximately $597,000 of this increase may be attributed to the operating expenses of eight new distribution centers opened since March 1999, and approximately $358,000 consists of corporate operating expenses incurred subsequent to the Offering. Of the remaining increase, approximately $264,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, increased insurance premiums of approximately $76,000, an increase in advertising costs of $77,000 and less significant increases in other expense areas. Operating expenses as a percentage of revenues was 22.3% in the 2000 three-month period compared to 19.4% in the 1999 three-month period.

Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by approximately $102,000 (25.2%) between the 2000 and 1999 three-month periods. Approximately $93,000 of this increase is additional depreciation and approximately $9,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the additional consideration in the amount of approximately $1,773,000 paid to JEH Co. for the fiscal year ended June 30, 1999. Such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill (see Acquisitions below).

Interest expense increased by approximately $74,000 (10.6%) between the 2000 and 1999 three-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities ($80,000), offset by a decrease in short-term borrowings by the Company ($6,000).

Nine Months Ended March 31, 2000
Compared to the Nine Months Ended March 31, 1999

Revenues of the Company during the nine-month period ended March 31, 2000 increased by approximately $20,900,000 (18.4%) compared to the 1999 nine-month period. Approximately $4,267,000 of this increase may be attributed to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to the opening of eight new distribution centers since March 1999 (approximately $11,235,000) and a general improvement in market conditions.

Cost of sales increased between the 2000 and 1999 nine-month periods at a lesser rate than the increase in revenues between these nine-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.3% in the nine-month period ended March 31, 2000 from 76.5% in the nine-month period ended March 31, 1999, and gross profit as a percentage of revenues increased to 24.7% in the nine-month period ended March 31, 2000 from 23.5% in the nine-month period ended March 31, 1999.

Operating expenses of the Company increased by approximately $6,945,000 (33.6%) between the 2000 and 1999 nine-month periods. Approximately $838,000 of this increase are operating expenses of MSI Eagle. Further, approximately $1,795,000 may be attributed to the operating expenses of eight new distribution centers opened since March 1999, and approximately $1,154,000 consists of corporate operating expenses incurred subsequent to the Offering. Of the remaining increase, approximately $2,413,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in rents of approximately $80,000, an increase in advertising costs of approximately $130,000, increased insurance premiums of approximately $156,000, an increase in the allowance for doubtful accounts of approximately $106,000, an increase in administrative and office expenses and related costs of approximately $208,000 primarily related to the integration and relocation of the administrative functions of the Company to Texas and increased travel of approximately $169,000, offset by minor reductions in other expense areas. Operating expenses as a percentage of revenues was 20.5% in the 2000 nine-month period compared to 18.2% in the 1999 nine-month period.

Depreciation and amortization, and amortization of goodwill and deferred financing costs increased by approximately $314,000 (28.5%) between the 2000 and 1999 nine-month periods. Approximately $46,000 is additional depreciation, $260,000 is additional amortization of goodwill and $8,000 is additional amortization of deferred financing costs. The increase in amortization of goodwill may be attributed primarily to the additional consideration in the amount of approximately $1,773,000 paid to JEH Co. for the fiscal year ended June 30, 1999, and the goodwill that arose from the acquisition of MSI Co. by MSI Eagle on October 22, 1998. The additional consideration paid to JEH Co. increased goodwill and is being amortized over the remaining life of the goodwill (see Acquisitions below).

Interest expense increased by approximately $429,000 (23.2%) between the 2000 and 1999 nine-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities ($271,000), increased debt to finance the acquisition of MSI Co. by MSI Eagle on October 22, 1998 ($141,000), offset by a decrease in short-term borrowings by the Company ($17,000).

Liquidity and Capital Resources

The Company's working capital was approximately $31,052,000 and $26,593,000 at March 31, 2000 and June 30, 1999,
respectively. At March 31, 2000, the Company's current ratio was 2 to 1 compared to 1.88 to 1 at June 30, 1999.

Cash used in operating activities during the nine months ended March 31, 2000 was approximately $3,739,000. Such amount consisted primarily of increased levels of deferred income taxes of $345,000, accounts and notes receivable of $722,000, inventories of $8,061,000, and a decreased level of accrued expenses and other current liabilities of $2,944,000, offset by net income of $1,505,000, depreciation and amortization of $1,415,000, an increase in the allowance for doubtful accounts of $945,000, a decreased level of other current assets of $140,000, and increased levels of accounts payable of $3,912,000 and federal and state income taxes payable of $416,000.

Cash used in investing activities during the nine months ended March 31, 2000 was approximately $863,000. Such amount consisted primarily of $729,000 for capital expenditures and additional consideration paid to JEH Co. in the amount of approximately $134,000. The additional consideration paid to JEH Co. increased goodwill and is being amortized over the remaining life of the goodwill (see Acquisitions below). Management of the Company presently anticipates capital expenditures in the next twelve months of not less than

$1,300,000, of which approximately $650,000 is anticipated to be financed and used for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the location of some of which have not yet been decided.

Cash provided by financing activities during the nine months ended March 31, 2000 was approximately $2,045,000. Such amount consisted primarily of a net principal increase in long-term debt of $1,558,000 and a change in the TDA intercompany account of approximately $487,000.

Acquisitions

In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of
$250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration was paid to JEH Co. Such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to JEH Co. for fiscal 1999.

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

Credit Facilities

Eagle is a party to a loan agreement (last amended December 11, 1998) which provides for a credit facility in the aggregate amount of $10,900,000. The credit facility consists of a $10 million revolving credit loan and a $900,000 equipment loan. The initial term of the credit facility matures on October 22, 2003. Certain current assets and automotive equipment of Eagle (aggregating approximately $17,966,000 at March 31, 2000) collateralize the obligations under the credit facility. The revolving credit and equipment loans bear interest at the lender's prime rate, plus one-half percent, or at the London inter-bank offered rate, plus two and one-half percent, at the option of Eagle. The equipment loan is payable in equal monthly installments, based on a seventy-five month amortization schedule, each in the amount of $11,000, with a balloon payment due on the earlier of August 1, 2004 or at the end of the loan agreement's initial or renewal term. This credit facility is guaranteed by the Company and TDA.

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


                                  EAGLE SUPPLY GROUP, INC.




Dated: May 15, 2000               By:/s/ Douglas P. Fields
                                     Douglas P. Fields,
                                     Chairman of the
                                     Board of Directors,
                                     Chief Executive Officer
                                     and a Director (Principal
                                     Executive Officer)





Dated: May 15, 2000               By:/s/ Frederick M. Friedman
                                     Frederick M. Friedman,
                                     Executive Vice President,
                                     Treasurer, Secretary and a
                                     Director (Principal
                                     Financial and Accounting
                                     Officer)