Form 10-K
period 2000-06-30
EAGLE SUPPLY GROUP INC
filed 2000-09-28
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	June 30, 2000

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ____________

Commission File Number:  000-25423

                        EAGLE SUPPLY GROUP, INC.
-----------------------------------------------------------------------
        (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                      13-3889248
-----------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

  122 East 42nd Street, Suite 1116, New York, New York        10168
-----------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: 	(212)  986-6190

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                          Name of Each Exchange on
                                             Which Registered
-----------------------------------------    --------------------------
Common Stock                                 Boston Stock Exchange
-----------------------------------------    --------------------------
Redeemable Common Stock Purchase Warrants    Boston Stock Exchange
-----------------------------------------    --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                None
-----------------------------------------------------------------------
                           (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]        No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant at September 20, 2000, was approximately $10,423,750 based upon the closing price ($3.875 per share) as reported by NASDAQ on that date. The number of shares outstanding of the Registrant's common stock, as of September 20, 2000, was 8,510,000 shares.

       (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:)

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   [_]     No [_]

                         TABLE OF CONTENTS
                         -----------------

ITEM                                                                PAGE

PART I ...........................................................   4

  ITEM 1.   BUSINESS..............................................   4
  ITEM 2.   PROPERTIES............................................   9
  ITEM 3.   LEGAL PROCEEDINGS.....................................  12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS....................................  12

PART II...........................................................  13

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED MATTERS.....................................  13
  ITEM 6.   SELECTED FINANCIAL DATA...............................  15
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......  16
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
              ABOUT MARKET RISK...................................  23
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........  24
  ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.................  24
PART III..........................................................  25

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT........  25
  ITEM 11.  EXECUTIVE COMPENSATION................................  28
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT......................................  33
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........  35

PART IV...........................................................  39
  ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............  39

SIGNATURES .......................................................  40


EAGLE SUPPLY GROUP, INC. CONSOLIDATED FINANCIAL
STATEMENTS FOR THE YEARS ENDED JUNE 30, 2000, 1999,
AND 1998, AND INDEPENDENT AUDITORS' REPORT

                             PART I
                             ------

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or cancellation of existing sources of supply, the pricing of and demand for distributed products, the presence of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's other filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

ITEM 1.  BUSINESS

     Eagle Supply Group, Inc. ("us," "our," "we" or the "Company"), with corporate offices in New York City and operations headquarters in Mansfield, Texas, believes that it is the fourth largest wholesale distributor of residential roofing and masonry supplies and related products in the United States. We sell primarily to contractors and subcontractors engaged in roofing repair and construction of new residences and commercial property through our own distribution facilities and direct sales force. We currently operate a network of 35 distribution centers in 12 states, including locations in Florida (11), Texas (8), Colorado (5), Alabama (3), and one each in Indiana, Virginia, Kansas, Minnesota, Mississippi, Louisiana, Illinois and Wisconsin.

     We are majority-owned by TDA Industries, Inc. ("TDA" or our "Parent"), and we were organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

     On March 17, 1999, we completed the sale of 2,500,000 shares of Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants (the "Warrants") at $.125 per Warrant in connection with our initial public offering (the "Offering"). We received net proceeds aggregating approximately $10,206,000 from the Offering.

     Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI

Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares.

     Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company.

     Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle. As of July 1, 2000, the Texas operations of JEH Eagle were transferred to a newly formed limited partnership entirely owned directly and indirectly by JEH Eagle. Accordingly, the Company's business operations are presently conducted through two wholly-owned subsidiaries and a limited partnership.

     We are wholesale distributors of a complete line of roofing supplies and related products through our own sales force to roofing supply and related products contractors and subcontractors in the geographic areas where we have distribution centers. Such contractors and subcontractors are engaged in commercial and residential roofing repair and the construction of new residential and commercial properties.

     We also distribute sheet metal products used in the roofing repair and construction industries. Furthermore, we distribute drywall, plywood and related products and, solely in Colorado, vinyl siding to the construction industry. Products distributed by us generally include equipment, tools and accessory products for the removal of old roofing, re-roofing and roof construction, and related materials such as shingles, tiles, insulation, liquid roofing materials, fasteners, ventilation materials, sheet metal of the type used in the roofing industry, drywall and plywood.

     In Texas, we are a wholesale distributor of a complete line of cements and masonry supplies and related products through our own direct sales force to building and masonry contractors and sub-contractors in the Dallas/Fort Worth metropolitan area. In general, products distributed by us in Texas include cement, cement mixtures and similar "bag" products (lime, sand, etc.), angle iron, cinder blocks, cultured stones and bricks, fireplace and pool construction materials, and equipment, tools and accessory products for use in residential and commercial construction.

     The following chart indicates the approximate percentage of the indicated product categories sold by us for the periods indicated:


                                                                Drywall    Bagged/
                    Residential    Commercial                   And        Bulk        All Other
                    Roofing        Roofing       Sheet Metal    Plywood    Products    Products
------------------------------------------------------------------------------------------------

Fiscal Year
Ended June 30,
1998                    68            14               5            5          6           2
1999                    67            13               6            9          4           1
2000                    63            14               5           11          5           2


Potential Expansion By Acquisition

     We are seeking acquisition candidates primarily in the roofing supplies and related products industry throughout the United States, with greater emphasis on the Southeastern, Midwestern and Western regions and less emphasis on the Northeastern region of the United States. However, we may consider acquisition candidates in any of the foregoing regions of the United States if an exceptional opportunity arises.

     We intend to seek out prospective acquisition candidates in businesses that complement or are otherwise related to our current businesses. We anticipate that we will finance future acquisitions, if any, through a combination of cash, issuances of shares of our capital stock, and additional equity or debt financing.

Expansion By Internal Growth

     Management intends to continue to pursue expansion of our operations by adding new distribution centers. During the fiscal year ended June 30, 2000, we opened 6 new distribution centers, closed 3 distribution centers and relocated or consolidated 3 others.

     Occasionally, we establish temporary distribution centers in response to storms which have created temporary markets. After opening a new distribution center, our initial focus is to develop a customer base, to develop and improve the distribution center's market position and operational efficiency and then to expand its customer base.

Operating Strategy

Purchasing Economics

     We negotiate with suppliers to obtain volume discounts and other favorable terms.

Principal Products

     We distribute a variety of roofing supplies and related products and accessories for use in the commercial and residential roofing repair and construction industries.

     Residential Roofing Products. Shingles (asphalt, ceramic, slate, concrete, fiberglass and fiberglass combined with asphalt), tiles, felt, insulation, waterproof underlaying, ventilation systems and skylights.

     Commercial Roofing Products. Asphalt, cements, tar, other coatings, modified bitumen and roll roofings.

     Sheet Metal Products. Aluminum, copper, galvanized and stainless sheet metal.

     Drywall/Plywood Products. Sheetrock and plywood.

     We also sell accessory products related to each of the foregoing, including, but not limited to, roofing equipment, power and hand tools and fasteners.

     Principally in the Dallas/Fort Worth metropolitan areas, we distribute a variety of cement and masonry supplies and related products and accessories for use in the residential and commercial building and masonry industries. Such product lines include the following:

     Concrete and Masonry Products. Portland cement is for use in housing foundations, laying pavements, walkways and other similar uses. Masonry cement is for use in brick and stone masonry. Cement is principally sold by bags of varying weight (approximately 10 pounds to 95 pounds) and is sold in a variety of mixtures such as concrete mixes (portland cement, sand and gravel), sand mixes (portland cement and sand), mortar mixes (masonry mortar cement and masonry sand) and grout (cement and sand). Also sold are sand, gravel, underwater cement, concrete and asphalt "patching" compounds.

     Angle Iron. Iron forged at a ninety-degree angle which is cut to customer's specification for use as support above windows and doorways.

     Bricks and Stones. Bricks, used bricks, firewall bricks, "cultured" (man-made) stones in a variety of colors and shapes, cinder blocks and glass blocks.

     Fireplace Products. Fireboxes, dampers, flues, facings, insulations, fireplace tools and accessories.

     Swimming Pool Products. Cements and molds used in pool construction.

     We also sell in that same metropolitan area, a variety of products related to the foregoing, including cement mixers, rulers, levels, trowels, and other tools, cleaning solvents, patching compounds, supports and fasteners.

Vendors

     We distribute products manufactured by a number of major vendors.

     During the fiscal years ended June 30, 1998, 1999 and 2000, approximately 20%, 17% and 18%, respectively, of our product lines were purchased from one supplier, GAF Corporation. No other supplier accounted for more than ten percent (10%) of our product lines in each of our last three fiscal years.

     We have no written long-term supply agreements with any vendors. We believe that, in the event of any interruption of product deliveries from any suppliers, we will be able to secure suitable replacement suppliers on acceptable terms.

Customers, Sales and Marketing

     Practically all customers purchase products pursuant to short-term credit arrangements. Sales efforts are directed primarily through our salespersons including "inside" counter persons who serve walk-in and call-in customers and "outside" salespersons calling upon past, current and potential customers.

     We have no written long-term sales agreements with any customers. None of our customers accounted for 5% or greater of sales during our fiscal year ended June 30, 2000.

Competition

     We face substantial competition in the wholesale distribution of roofing, cement and masonry supplies and related products from relatively smaller distributors, retail distribution centers and from a number of multi-regional and national wholesale distributors of building products, including suppliers of roofing products which have greater financial resources and are larger than us, including:

       *       American Builders & Contractors Supply Co., Inc.,
       *       Cameron Ashley Building Products, Inc. (owned by
               Guardian Industries, Inc. since June 2000 and now part of Guardian Building Products),
       * Allied Building Products (a division of a subsidiary of CRH, plc since 1997), and
       *       Bradco Supply Corporation.

     We currently compete on the basis of:

       *       pricing,
       *       breadth of product line,
       *       prompt delivery,
       *       customer service,
       *       providing discounts for prompt payment,
       *       credit extension, and
       *       the abilities of personnel.

     To a substantially lesser degree, we also compete with larger high volume discount general building supply stores selling standardized products, sometimes at lower prices than ours, but not carrying the breadth of product lines or offering the same service as provided by full service wholesale distributors such as we are.

     We anticipate that we may experience competition from entities and individuals (including venture capital partnerships and corporations, equity funds, blind pool companies, operations of competing wholesale roofing supply distribution centers, large industrial and financial institutions, small business investment companies and wealthy individuals) which are well-established and have greater financial resources and more extensive experience than we have in connection with identifying and effecting acquisitions of the type sought by us. Our financial resources are limited in comparison to those of many of such competitors.

Backlog

     Our business is conducted on the basis of short-term orders and prompt delivery schedules precluding any substantial backlog.

Employees

     At June 30, 2000, we employed approximately 506 full-time employees, including 7 executives, 49 managerial employees, 119 salespersons (including 55 "inside" salespersons), 250 warehouse persons, drivers and helpers, and 81 clerical and administrative persons. Difficulties have been experienced in retaining drivers and helpers because of the tight job market in our market areas and the need for drivers to be certified by the departments of motor vehicles and to pass other testing standards, but suitable replacements have been readily available without material adverse economic impact. We are not subject to any collective bargaining agreement, and we believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

     We lease approximately 15,000 square feet of executive office space located at 1451 Channelside Drive, Tampa, Florida 33605 from 39 Acre Corp., a wholly-owned subsidiary of TDA, at an approximate annual rental of $120,000. Approximately 8,500 square feet of such space is subleased by us to an unrelated third party tenant. See Item 13 "Certain Relationships and Related Transactions."

     TDA provides office space and administrative services to us at its offices in New York City pursuant to a month-to-month, $3,000 per month, administrative services agreement. See Item 13. "Certain
Relationships and Related Transactions."

 Locations Owned By And Leased From A Wholly-Owned TDA Subsidiary(1)
 -------------------------------------------------------------------

                                             Approximate       Approximate
                                                Square             Base
City and State                                  Footage        Annual Rental
--------------                               -----------       -------------
Birmingham, Alabama......................       39,000           $117,000
Mobile, Alabama..........................       24,000           $ 77,000
Littleton, Colorado, ....................        7,500           $ 46,000
Fort Myers, Florida......................       16,000           $ 47,000
Holiday, Florida.........................       16,000           $ 47,000
Lakeland, Florida........................       20,000           $ 80,000
Pensacola, Florida.......................       26,000           $ 80,000
Tampa, Florida...........................       69,000           $149,000
St. Petersburg, Florida..................       25,000           $ 73,000


-------------------------------

(1)   See Item 13. "Certain Relationships and Related Transactions."

     As part of the foregoing leasing arrangements with 39 Acre Corp., additional undeveloped land is leased to us from the TDA subsidiary. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreage of the undeveloped land are as follows: Birmingham (one), Littleton (three), Ft. Myers (one and a third), Holiday (three), Pensacola (two and a half), St. Petersburg
(two), and Tampa (one).

     In March 1999, we entered into written ten-year leases with 39 Acre Corp. providing for base annual rentals as set forth above for the first five years of such leases with provisions for increases in rent based upon the consumer price index at the beginning of the sixth year of such ten-year leases and with provisions for five-year renewal options, increases in rent based upon the consumer price index, and lease terms, additional rental and other charges customarily included in such leases, including provisions requiring us to insure and maintain and pay real estate taxes on the premises. We believe that the rent and other terms of our lease agreements with 39 Acre Corp. are on at least as favorable terms as we would expect to negotiate with unaffiliated third parties. Neither party is permitted to terminate the leases before the end of their term without a breach or default by the other party. See Item 13. "Certain Relationships and Related Transactions."

         Locations Owned By and Leased From James E. Helzer (1)
         ------------------------------------------------------

     We also lease approximately 8,000 and 10,000 square feet of executive office and showroom space located at 2500 U.S. Highway 287, Mansfield, Texas 76063 and 8221 E. 96th Avenue, Henderson, Colorado 80640, respectively, from James E. Helzer, our President. The annual aggregate rental for the foregoing premises is combined with the rentals of relevant distribution centers discussed below. See Item 13. "Certain Relationships and Related Transactions."

                                             Approximate       Approximate
                                                Square             Base
City and State                                  Footage        Annual Rental
--------------                               -----------       -------------

Colorado Springs, Colorado.................      4,000           $ 19,000
Henderson, Colorado........................    110,000           $108,000
Littleton, Colorado .......................      7,500           $ 46,000
Colleyville, Texas.........................      7,000           $ 42,000
Fort Worth, Texas .........................     41,500           $143,000
Frisco, Texas..............................     17,000           $ 60,000
Mansfield, Texas...........................     57,700           $231,000
Mesquite, Texas............................     17,500           $ 72,000



     The foregoing premises are leased to us from James E. Helzer pursuant to five-year leases expiring in June 2002 providing the indicated base annual rentals with provisions for five percent

----------------------------

(1) See Item 13. "Certain Relationships and Related Transactions" increases effective July 2000. Except for the Frisco, Texas, premises, said leases grant us two five-year renewal options providing for five percent increases in the base annual rent during certain renewal years. Additional rental and other charges for the foregoing leases include provision for us to insure and maintain and pay all taxes on the premises. We also have a right of first refusal to purchase the foregoing premises. We believe that such leases are on terms no less favorable than we could have obtained from independent third parties.

     As part of the foregoing leases, additional undeveloped land is leased to us from James E. Helzer. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreage of the undeveloped land is as follows: Colorado Springs (three), Henderson (six), Colleyville (one and a half), Frisco (two and a half), Mansfield (twelve and a half), Mesquite (two) and Littleton (three).

     We lease approximately 30,000 square feet of office, showroom and warehouse space, and approximately four acres of outdoor storage space in Mansfield, Texas, from Gary L. Howard, one of our Senior Vice Presidents, and his spouse at an annual base rental of approximately $107,000 pursuant to a lease expiring in October 2001. We have the right to two, three-year renewals at a base annual rental five percent over the prior term. Additional rental and other charges for the foregoing lease include provisions for us to insure and maintain and pay taxes on the premises. We have a right of first refusal to purchase the foregoing premises. We believe that the foregoing lease is on terms no less favorable than we could have obtained from an independent third party. See Item 13. "Certain Relationships and Related Transactions."

                    Locations Leased From Third Parties
                    -----------------------------------

                                             Approximate       Approximate
                                                Square             Base
City and State                                  Footage        Annual Rental
--------------                               -----------       -------------

Decatur, Alabama............................    12,300           $ 43,000
Montgomery, Alabama.........................    13,000           $ 48,000
Eagle, Colorado.............................    10,000           $ 72,000
Fort Collins, Colorado......................    10,000           $ 42,000
Brooksville, Florida .......................     5,400           $ 26,000
Clearwater, Florida.........................     6,000           $ 47,000
Fort Walton Beach, Florida..................    12,600           $ 38,000
Panama City, Florida........................    21,600           $ 68,000
Tallahassee, Florida........................    15,000           $ 50,000
Lake Zurich, Illinois ......................    43,000           $132,000
Indianapolis, Indiana.......................    15,000           $ 67,000
Great Bend, Kansas..........................     7,000           $ 48,000
Kenner, Louisianna .........................    39,500           $ 90,000
Eagan, Minnesota ...........................    31,200           $173,000
Gulfport, Mississippi.......................    13,000           $ 32,000
Addison, Texas .............................    30,000           $143,000
Austin, Texas...............................    56,000           $ 96,000
Fort Worth, Texas (land)....................    50,000           $  8,000


                                             Approximate       Approximate
                                                Square             Base
City and State                                  Footage        Annual Rental
--------------                               -----------       -------------

Mesquite, Texas ............................    10,000           $ 30,000
Southlake, Texas ...........................     9,000           $ 42,000
Lorton, Virginia............................    30,000           $195,000
Oshkosh, Wisconsin .........................    12,000           $122,000



     Other than the Austin, Texas lease, which is on a month-to-month basis, the above leases expire at varying times from August 31, 2000 through June 2003. These leases generally contain provisions, believed customary to their locale, requiring us, among other things, to:

     * Maintain liability, fire, casualty and/or other insurance coverage on the premises.
     *    Maintain the premises.
     *    Pay utilities.
     * Pay municipal, county, state, real estate, sales and/or use taxes.

     Several leases contain renewal options which if fully exercised would enable Eagle to extend the leases as follows:

     *    Eagle, Colorado - through June 2003.
     *    Panama City, Florida - through January 2008.
     *    Lorton, Virginia - through July 2003.

     The foregoing leases for Panama City and Tallahassee, Florida, also grant us purchase options or a right of first refusal for the premises.

     As part of the foregoing leases, additional undeveloped land is leased from third parties. That undeveloped land is used for storage or reserved for future use. The location and approximate acreage of the undeveloped land is as follows: Eagle (two), Fort Collins (one and a half), Indianapolis (two) and Austin (six).

ITEM 3.  LEGAL PROCEEDINGS

     Group is not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

                           PART II
                           -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

(a)  Market Information

     We have two classes of securities presently registered: Common Stock and Warrants. These securities are presently traded on the NASDAQ SmallCap Market under the trading symbols "EEGL" and "EEGLW," respectively, and, on the Boston Stock Exchange under the trading symbols "EGL" and "EGLW," respectively, and have been since the Offering in March 1999.

The high and low bid price quotations for our Common Stock, as reported by NASDAQ, are as follows for the periods indicated:

                                                          High           Low
                                                        --------       -------
From March 12 through March 31, 1999 .............	     $5.03125	       $4.40625
From April 1 through June 30, 1999 ...............      $5.28125        $4.125
From July 1 through September 30, 1999 ...........      $4.75           $3.50
From October 1 through December 31, 1999 .........      $4.438          $3.75
From January 1 through March 31, 2000 ............      $4.625          $3.875
From April 1 through June 30, 2000 ...............      $4.438          $2.25



     The Common Stock was held by approximately 12 holders of record as of September 14, 2000. Based upon information received from our transfer agent, following a past "broker" search, we believe that we have approximately 900 beneficial holders of our Common Stock.

     The high and low bid price quotations for the Warrants, as reported by NASDAQ, are as follows for the periods indicated:

                                                         High           Low
                                                        -------        ------
From March 12 through March 31, 1999 ............       $1.25          $0.75
From April 1 through June 30, 1999...............       $1.875         $0.875
From July 1 through September 30, 1999...........       $1.625         $0.875
From October 1 through December 31, 1999 ........       $1.125         $0.781
From January 1 through March 31, 2000 ...........       $1.25          $0.906
From April 1 through June 30, 2000 ..............       $1.094         $0.625


     The Warrants were held by approximately 5 holders of record, as of September 14, 2000. Based upon information received from our transfer agent, following a past "broker" search, we believe that we have approximately 700 beneficial holders of our Warrants.

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     We believe that NASDAQ SmallCap is the principal market for our Common Stock and Warrants.

     We have not paid dividends to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and subject to restrictions under the terms and provisions of our credit facility. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements and financial conditions and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future but instead intends to retain all earnings, if any, for use in our business operations.

(b)  Use of Proceeds

     On March 12, 1999, our Registration Statement filed with the SEC became effective under the Securities Act of 1933 for an offering of 2,500,000 shares of Common Stock and 2,500,000 Warrants exclusive of an additional 375,000 shares of Common Stock and 375,000 Warrants registered to cover an overallotment option granted to Barron Chase Securities, Inc. ("Barron"). The Offering was commenced by Barron on the date of the effectiveness and a closing of the Offering of 2,500,000 shares of Common Stock and 2,875,000 Warrants was held on March 17, 1999. The initial offering price was $5.00 per share of Common Stock and $.125 per Warrant, resulting in gross proceeds of approximately $12,859,000. Barron received a 9% commission and a 3% non-accountable expense allowance of the gross proceeds, or an aggregate of approximately $1,543,000. Additional offering expenses were approximately $1,110,000 resulting in net proceeds of $10,206,000. The following expenditures have been made from the net proceeds.

    * $534,907 to repay principal and interest on borrowings of $500,000 we made pursuant to promissory notes issued to certain stockholders, including $369,755 to TDA.

    * $1,474,478 in principal and interest to Gary L. Howard, designee and owner of Masonry Supply, Inc. ("MSI Co.") and one of our Senior Vice Presidents, pursuant to a five-year promissory note issued in connection with the acquisition of the business and substantially all of the assets of MSI Co.

    * $2,624,000 to reduce outstanding balances of our credit facilities.

    * The balance has been invested in high grade, short-term interest bearing investments.

     Except for the foregoing payments to TDA and Gary L. Howard, no part of the offering expenses or net proceeds was directly paid to (a) our directors or officers, or their associates; (b) persons owning 10% or more of our shares; or (c) any of our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

     Prior to the initial public offering and the acquisitions described in Note 2 of the consolidated financial statements, the Company had limited operations. The historical selected financial information included in the statement of operations has been prepared on a basis which combines the Company (organized on May 1, 1996), Eagle, JEH Eagle (acquired on July 1, 1997) and MSI Eagle (acquired on October 22, 1998) as four entities controlled by TDA. Information with respect to the Company is included from May 1, 1996 (inception), information for Eagle is included for all periods presented, information with respect to JEH Eagle is included from July 1, 1997 (including the operations of MSI Eagle from June 1, 2000), and information with respect to MSI Eagle is included from October 22, 1998 through May 31, 2000, the effective date of its merger with and into JEH Eagle.

     The selected financial information presented below should be read in conjunction with the consolidated financial statements and the notes thereto.

                  Selected Financial Information
                  ------------------------------
                 Year Ended June 30, Combined (1)
                 --------------------------------


Statement of
Operations Data:              1996            1997            1998            1999            2000
----------------              ----            ----            ----            ----            ----
Revenue                   $59,262,226     $57,575,712     $129,502,812    $159,844,520    $187,714,736

Gross Profit               12,576,870      11,471,124       27,975,391      37,706,722      45,292,922

Income From Operations      2,689,290         907,970        3,016,155       6,743,995       5,760,988

Net Income (Loss)           1,315,035        (179,252)         756,884       2,703,352       2,010,746

Other Financial Data:
---------------------

EBITDA (2)                 $3,151,388      $1,133,554     $  4,171,186    $  8,195,013       8,248,961

Net Cash Provided by
(Used In) Operating
Activities                  2,538,838        (766,978)        (258,827)        938,846      (3,019,242)

Net Cash Used In
Investing Activities         (863,448)       (215,640)      (3,704,624)     (3,431,929)     (2,248,030)

Net Cash (Used In)
Provided By Financing
Activities                 (1,931,121)      1,575,357        4,614,314       9,326,486       3,913,744



                               June 30, Combined (1)
                               ---------------------

Balance Sheet Data:            1996          1997            1998            1999            2000
-------------------            ----          ----            ----            ----            ----


Working Capital           $  4,527,568    $ 6,232,891      $17,081,190     $26,593,105     $31,886,555

Total Assets                15,778,742     15,853,837       49,471,412      75,692,955      84,509,141

Long Term Debt               5,678,243      7,195,163       25,294,523      30,139,072      33,089,454

Total Liabilities           15,586,657     15,832,712       49,611,968      60,305,160      66,323,395

Shareholders' Equity
(Deficiency)                   192,085         21,125         (140,556)     15,387,795      18,185,746


______________________

(1) The historical financial data included in the statement of operations data has been prepared on a basis which combines the Company (organized May 1, 1996), Eagle, JEH Eagle (acquired on July 1, 1997), and MSI Eagle (acquired on October 22, 1998) as four entities controlled by TDA, because the separate financial data of the Company would not be meaningful. Information with respect to the Company is included from May 1, 1996 (inception), information for Eagle in included for all periods presented, information with respect to JEH Eagle is included from July 1, 1997 (including the operations of MSI Eagle from June 1, 2000), and information for MSI Eagle is included from October 22, 1998 through May 31, 2000, the effective date of its merger with and into JEH Eagle.

(2) As used herein, EBITDA reflects net income (loss) increased by the effects of interest expense, federal income tax provisions, depreciation and amortization expense. EBITDA is used by management, along with other measures of performance, to assess the Company's financial performance. EBITDA should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. In addition, the measure of EBITDA may not be comparable to similar measures reported by other companies.

(3) The loss for the year ended June 30, 1997 includes a write-off of registration costs of $370,353 for an offering which was not consummated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or cancellation of existing sources of supply, the pricing of and demand for distributed products, the presence of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's other filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

     The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included elsewhere herein.

Results of Operations

     Fiscal Year Ended June 30, 2000 Compared to the Fiscal Year Ended June 30, 1999

Revenues of the Company during the fiscal year ended June 30, 2000 increased by approximately $27,870,000 (17.4%) compared to the 1999 fiscal year. Approximately $4,194,000 of this increase is as a result of the acquisition in fiscal 1999 (on October 22, 1998) of MSI Co. by MSI Eagle, which operations are included in fiscal 2000 for the full year. The remaining increase may be attributed to revenues generated from new distribution centers opened in fiscal 2000 or during the last quarter of fiscal 1999 and a general improvement in market conditions, offset by revenues that had been generated from distribution centers closed or consolidated.

     Cost of sales increased between the 2000 and 1999 fiscal years at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues decreased to 75.9% in the fiscal year ended June 30, 2000 from 76.4% in the fiscal year ended June 30, 1999, and gross profit as a percentage of revenues increased to 24.1% in the fiscal year ended June 30, 2000 from 23.6% in the fiscal year ended June 30, 1999. This increase may be attributed primarily to the increased revenues generated from sales of masonry supplies and related products many of which generally carry higher gross profit margins than sales of roofing products. Included in cost of sales for the fiscal year ended June 30, 2000 is a charge of approximately $190,000 ($10,000 in fiscal 1999) resulting from valuing a portion of the year-end inventories using the last-in, first-out ("LIFO") method. See Notes to the Consolidated Financial Statements.

     Operating expenses of the Company increased by approximately $8,569,000 (27.7%) between the 2000 and 1999 fiscal years.
Approximately $677,000 of this increase is as a result of the acquisition of MSI Co. by MSI Eagle, which operations are included in fiscal 2000 for the full year. Approximately $3,677,000 of this increase may be attributed to the operating expenses of new distribution centers opened in fiscal 2000 or during the last quarter of fiscal 1999, approximately $1,181,000 consists of corporate operating expenses incurred subsequent to the Offering, approximately $3,103,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in advertising costs of $330,000 and smaller increases in other expense areas, offset by a decrease in bad debt expense of approximately $616,000. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $467,000 (25.2%) between the 2000 and 1999 fiscal years. Approximately $176,000 of this increase is additional depreciation and approximately $284,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration in the amount of approximately $1,908,000 paid for the purchase of the business and substantially all of the assets of JEH Co. by JEH Eagle, which is being amortized over the remaining life of the goodwill. Operating expenses as a percentage of revenues were 21.1% in the 2000 fiscal year compared to 19.4% in the 1999 fiscal year.

     Interest expense increased by approximately $569,000 (22.7%) between the 2000 and 1999 fiscal years. This increase is due primarily to the interest expense incurred on borrowings under revolving credit loans ($427,000) and the interest expense for a full fiscal year on the debt incurred to finance the acquisition of MSI Co. by MSI Eagle ($115,000).

     Net income and EBITDA (earnings before interest, federal income taxes, depreciation and amortization) for the fiscal year ended June 30, 2000 were approximately $2,011,000 and $8,249,000, respectively, compared to net income and EBITDA of approximately $2,703,000 and $8,195,000, respectively, for fiscal 1999.

     Earnings per share for the fiscal year ended June 30, 2000 were $.24 compared to $.43 for fiscal 1999. EBITDA per share for the fiscal year ended June 30, 2000 was $.97 compared to $1.30 for fiscal 1999.

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

     Cost of sales increased between the 1999 and 1998 fiscal years at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues decreased to 77.6% in the fiscal year ended June 30, 1999 from 78.4% in the fiscal year ended June 30, 1998, and gross profit as a percentage of revenues increased to 22.4% in the fiscal year ended June 30, 1999 from 21.6% in the fiscal year ended June 30, 1998. The cost of sales and gross profit of MSI Eagle have not been included in calculating the percentages for the 1999 fiscal year. If MSI Eagle's cost of sales and gross profit were included, cost of sales as a percentage of revenues would have been 76.4% and gross profit as a percentage of revenues would have been 23.6%.

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

     Net income and EBITDA for the fiscal year ended June 30, 1999 were approximately $2,703,000 and $8,195,000, respectively, compared to net income and EBITDA of approximately $757,000 and $4,171,000, respectively, for fiscal 1998.

     Earnings per share for the fiscal year ended June 30, 1999 were $.43 compared to $.14 for fiscal 1998, an increase of 207.1%. EBITDA per share for the fiscal year ended June 30, 1999 was $1.30 compared to $.77 for fiscal 1998.

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

     Cost of sales increased between the fiscal years 1998 and 1997 at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues decreased to 78.4% in the fiscal year 1998 from 80.1% in the fiscal year 1997, and gross profit as a percentage of revenues increased to 21.6% in the fiscal year 1998 from 19.9% in the fiscal year 1997. This increase in gross profit margin may be attributed primarily to the relative increase in fiscal year 1998 sales to customers out of warehouse inventory which carry a higher gross profit margin than direct sales shipments to customers from vendors. Whereas a significant amount of the sales to Eagle's customers are direct shipments from vendors, almost all of the sales to customers of JEH Eagle are out of warehouse inventory.

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

     Net income for the fiscal year ended June 30, 1998 was approximately $757,000 compared to a net loss of approximately
$(179,000) for fiscal 1997. EBITDA for the fiscal year ended June 30, 1998 was approximately $4,171,000 compared to approximately $1,134,000 for fiscal 1997.

     Earnings per share for the fiscal year ended June 30, 1998 were $.14 compared to a loss of $(.03) for fiscal 1997. EBITDA per share for the fiscal year ended June 30, 1998 was $.77 compared to $.21 for fiscal 1997.

Liquidity and Capital Resources

     The Company's working capital was approximately $31,887,000 at June 30, 2000 compared to approximately $26,593,000 at June 30, 1999. At June 30, 2000, the Company's current ratio was 1.97 to 1 compared to
1.88 to 1 at June 30, 1999.

     Cash used in operating activities for the fiscal year ended June 30, 2000 was approximately $3,019,000. Such amount consisted primarily of increased levels of accounts and notes receivable of $2,168,000, inventories of $7,349,000, allowance for doubtful accounts of $104,000 and decreased levels of accrued expenses and other current liabilities of $197,000 and federal and state income taxes of $183,000, offset by net income of $2,011,000, depreciation and amortization of $2,089,000 and increased levels of accounts payable of $2,367,000 and deferred income taxes of $420,000.

     Cash used in investing activities for the fiscal year ended June 30, 2000 was approximately $2,248,000. Such amount consisted primarily of payments of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. by JEH Eagle of $1,908,000 and capital expenditures of $967,000, offset by proceeds from the sale of fixed assests of $627,000.

     Capital expenditures were approximately $967,000 for the fiscal year ended June 30, 2000. Management of the Company presently anticipates such expenditures in the next twelve months of not less than $710,000, of which approximately $300,000 will be financed and used primarily for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles to compete better in its market areas.

     Cash provided by financing activities for the fiscal year ended June 30, 2000 was approximately $3,914,000. Such amount consisted primarily of principal borrowings on long-term debt of $199,351,000 and a decrease of $487,000 in the amount due from TDA and affiliated companies, offset by principal reductions on long-term debt of $195,924,000.

Acquisitions

     In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration was paid to JEH Co., and approximately $1,947,000 of additional consideration is payable to JEH Co. for the fiscal year ended June 30, 2000. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill.

     In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary
L. Howard, now a Senior Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 of its common shares to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares, to Gary L. Howard in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 2000, approximately $216,000 of additional consideration is payable to MSI Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill.

Credit Facilities

     Eagle was a party to a loan agreement which provided for a credit facility in the aggregate amount of $10,900,000.

     In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, JEH Eagle had entered into a loan agreement for a credit facility in the aggregate amount of $20 million.

     In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, MSI Eagle had entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000.

     In June 2000, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with JEH Eagle and Eagle as borrowers. The amended loan agreement increased our credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. This credit facility bears interest as follows (with the alternatives at our election):

     * Equipment Term Note -Libor (as defined), plus two and one-half (2.5%) percent, or the lender's Prime Rate (as defined), plus one-half of one (1/2%) percent.

     * Acquisition Term Note - Libor, plus two and three-fourths (2.75%) percent, or the lender's Prime Rate, plus three-fourths of one (3/4%) percent.

    * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

     The credit facility is collateralized by substantially all of our tangible and intangible assets and is guaranteed by the Company.

     In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note. The note is payable in full in October 2000, and TDA has agreed to defer the interest payable on the note until its maturity.

Impact of Inflation

     General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, we have experienced increased salaries and higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results, but there can be no assurance that this will continue to be so in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation and methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented here are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of the financial instruments:

     Cash and Cash Equivalents, Accounts and Notes Receivable,
     Accounts Payable and Accrued Expenses - The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amount comprising this item are reasonable estimates of fair value, except for a 6% note due in October 2000 and a 6% note due in June 2002. Such notes have carrying values of $1,000,000 and $864,852, respectively, and estimated fair market values of $975,000 and $790,000, respectively.

     The fair value estimates are based on pertinent information available to management as of June 30, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

     The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. Based on the amount outstanding as of June 30, 2000, a 100 basis point change in interest rates would result in an approximate $333,000 charge to the Company's annual interest expense. For fixed rate interest rate obligations, changes in market interest rates affect the fair market value of such debt, but do not impact the Company's earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements annexed to this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The directors and executive officers of Group are as follows:


Name                        Age   Position
----                        ---   --------
Douglas P. Fields(1)        58    Chairman of the Board and Chief
                                  Executive Officer
James E. Helzer(1)          60    President, Vice Chairman of the Board
                                  of Directors
Frederick M. Friedman(1)    60    Executive Vice President, Treasurer,
                                  Secretary and a Director
E.G. Helzer                 49    Senior Vice President-Operations
Gary L. Howard              45    Senior Vice President-Operations
Steven R. Andrews(2)        45    Vice President-Legal and a Director
Paul D. Finkelstein(2)(3)   58    Director
George Skakel III(2)(3)     49    Director
John E. Smircina(1)(3)      67    Director

     Management believes that Messrs. Andrews, Finkelstein, Smircina and Skakel are independent directors.

_______________________

(1)  Members of the Executive Committee of our Board of Directors.

(2) Members of the Audit Committee of our Board of Directors. Mr. Finkelstein is Chairman of the Audit Committee.

(3)  Members of the Compensation Committee of our Board of Directors.

     Set forth below is a brief background of the foregoing executive officers and directors, based on information supplied by them.

     Douglas P. Fields has been our Chairman of the Board of Directors, Chief Executive Officer and a Director since our inception. From our inception until July 1996, Mr. Fields also served as our President. For more than the past five years, Mr. Fields has been the Chairman of the Board of Directors, President and Chief Executive Officer of TDA and Chief Executive Officer and a Director of each of its subsidiaries. TDA is a holding company that is our majority stockholder and whose operating subsidiaries are engaged in the operation of an indoor tennis facility and the management of real estate. Mr. Fields devotes no less time to our affairs than he deems reasonably necessary to discharge his duties to us. Mr. Fields received a Masters degree in Business Administration from the Harvard University Graduate School of Business Administration in 1966 and a B.S. degree from Fordham University in 1964.

     Frederick M. Friedman has been our Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director since inception. For more than the past five years, Mr. Friedman has been Executive Vice

President, Chief Financial Officer, Treasurer, Secretary and a Director of TDA and Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of each of its subsidiaries. Mr. Friedman devotes no less time to our affairs than he deems reasonably necessary to discharge his duties to us. Mr. Friedman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1962.

     James E. Helzer has been our President since December 1997 and Vice Chairman of our Board of Directors since March 1999. He has been President of JEH Eagle since July 1997 and President of Eagle since December 1997. From 1982 until July 1997, Mr. James E. Helzer was the owner and Chief Executive Officer of JEH Co.

     E.G. Helzer has been Senior Vice President-Operations since December 1997.He has been Senior Vice President-Operations of JEH Eagle since July 1997 and Senior Vice President-Operations of Eagle since 1997. From 1994 until July 1997, Mr. E.G. Helzer was the Vice President-Operations and Colorado Manager of JEH Co. From 1982 until 1994, he was JEH Co.'s Manager-Production and Service. E.G. Helzer is the brother of James E. Helzer.

     Gary L. Howard has been Senior Vice President-Operations since July 1999, had been our Vice President-Masonry Products from
December 1998 to July 1999 and had been President of MSI Eagle from October 1998 through May 31, 2000. From at least 1994 until October 1998, Gary L. Howard was the owner and chief executive officer of MSI Co.

     Messrs. Fields, Friedman, Helzers and Howard have been and are executive officers and directors of our operational subsidiaries.

     Steven R. Andrews, Esq. has been our Vice President-Legal since March 1999 and a Director since May 1996. For more than the past five years, Mr. Andrews has been engaged in the private practice of law.
Mr. Andrews received a Juris Doctor degree and an L.L.M. degree in 1977 and 1978 from Stetson University and New York University, respectively. In his capacity as our Vice President-Legal, Mr. Andrews has entered into an agreement with us requiring him to review our and our officers' and directors' compliance with their obligations under federal and state securities laws. Mr. Andrews is required to report his findings to the Audit Committee of our Board of Directors. Our agreement with Mr. Andrews does not require him to devote any minimum amount of time to the foregoing obligations and provides him with compensation of $1,000 per month.

     Paul D. Finkelstein has been the President and Director of the Regis Corporation, an operator of beauty salons and a cosmetic sales company, for more than the past five years and that corporation's Chief Executive Officer since July 1996. Mr. Finkelstein became a member of our Board of Directors in February 1999. Mr. Finkelstein received a Masters degree in Business Administration from the Harvard University Graduate School of Business Administration in 1966 and a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1964.

     George Skakel has been a private investor for more than the past five years. Mr. Skakel became a member of our Board of Directors in February 1999. Mr. Skakel received a B.S. degree in Economics from the

University of Delaware in 1973 and a Masters degree in Business
Administration from the Harvard University Graduate School of Business Administration in 1978.

     John E. Smircina, Esq. had been a partner in the law firm of Wade, Hughes and Smircina, P.C. from April 1993 until July 1996. Since July 1996, Mr. Smircina has been a sole practitioner. For more than the past five years, Mr. Smircina has been a Director of TDA. Mr. Smircina became a member of our Board of Directors in March 1999. Mr. Smircina received a Masters degree in Industrial Management from Ohio University in 1954 and a B.A. degree in Political Science from Ohio University in 1953.

     Our Directors serve until the next annual meeting of stockholders and until their successors are elected and duly qualified. Our officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Our independent directors are responsible for reviewing and approving all material related party transactions including potential conflicts of interest and ensuring stockholder approval is obtained when they believe it is necessary.

     The Board of Directors has established an Executive Committee which is composed of Douglas P. Fields, Frederick M. Friedman, James E. Helzer and John E. Smircina, Esq. Our Board of Directors can delegate to the Executive Committee all of the powers and authority (other than those reserved by statute to the full Board of Directors) of the full Board of Directors in the management of our business and affairs.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Steven R. Andrews, a Director and Vice-President-Legal, filed a Form 4 on or about February 28, 2000 reporting his open market purchase of 10,000 shares of the Company's common stock on or about November 17, 1999.

     Messrs. Fields, Friedman, Helzers, Howard and Andrews hold the positions set forth opposite their names for the Company and our operating subsidiaries as indicated below:


Name                   The Company                 Eagle                    JEH Eagle
----                   -----------                 -----                    ---------
Douglas P. Fields      Company Chairman            Chairman of the          Chairman of the
                       of the Board and            Board and Chief          Board and Chief
                       Chief Executive Officer     Executive Officer        Executive Officer

James E. Helzer        President and Vice          President and            President and
                       Chairman of the             Director                 Director
                       Board of Directors

Frederick M. Friedman  Executive Vice              Executive Vice           Executive Vice
                       President, Treasurer,       President, Treasurer,    President, Treasurer
                       Secretary and               Secretary and            Secretary and
                       Director                    Director                 Director



Name                   The Company                 Eagle                    JEH Eagle
----                   -----------                 -----                    ---------

E.G. Helzer            Senior Vice                 Senior Vice              Senior Vice
                       President-Operations        President-Operations     President-Operations

Gary L. Howard         Senior Vice                                          Senior Vice
                       President-Operations                                 President-Operations

Steven R. Andrews      Vice-President-
                       Legal and Director



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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information with respect to the compensation paid by us (including our subsidiaries) for services rendered in all capacities during each of the last two fiscal years by those persons indicated (the Company's four most highly compensated executive officers, and its Chief Executive Officer). Neither the Company nor any of the subsidiaries have had any other executive officer whose total annual salary and bonus exceeded $100,000 for either of said fiscal years.


Summary Compensation Table
--------------------------

                                    Fiscal Year
                                    Ended
Name and Principal Position         June 30,           Salary           Bonus
---------------------------         -----------        ------           -----
Douglas P. Fields                   2000               $260,000         $100,000
  Chief Executive Officer           1999               $75,833          $0

Frederick M. Friedman               2000               $260,000         $100,000
  Executive Vice President          1999               $75,833          $0
  and Treasurer

James E. Helzer                     2000               $300,000         $100,000
  President                         1999               $300,000         $0


E.G. Helzer                         2000               $162,500         $0
  Senior Vice President             1999               $150,000         $0
  -Operations

Gary L. Howard                      2000               $260,000         $0
  Senior Vice President             1999               $226,200         $0
  -Operations



Employment Agreements and Arrangements

     The Company and Eagle have entered into employment agreements with Messrs. Fields and Friedman pursuant to which they act as Chairman of the Board and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company and Eagle, respectively, for a five-year period that commenced in March 1999, at annual salaries of $200,000 each, subject to annual increases or bonuses as may be determined by the Board of Directors.

     JEH Eagle has entered into employment agreements with Messrs. Fields and Friedman pursuant to which they act as Chairman of the Board of Directors and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of JEH Eagle, respectively, for a five-year period which commenced in July 1997, at annual salaries of $60,000 each, subject to annual increases and bonuses as may be determined by JEH Eagle's Board of Directors. The compensation payable to Messrs. Fields and Friedman under these employment agreements commenced in March 1999.

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

     Pursuant to the foregoing employment agreements, Messrs. Fields' and Friedman's written consent is required if they are to be employed other than in proximity to their residences. Messrs. Fields and Friedman reside in Connecticut and New York, respectively. The agreements require the Company, Eagle and JEH Eagle to provide their beneficiaries and each of them, respectively, with twelve months salary in the event of death or disability and indemnify
Messrs. Fields and Friedman to the full extent permitted under the Delaware General Corporation Law. Their agreements do not require either Messrs. Fields or Friedman to commit a specific amount of their time to the affairs of the Company, Eagle or JEH Eagle. Messrs. Fields and Friedman will devote no less time than they deem reasonably necessary to carry out their duties to the Company, Eagle and JEH Eagle.

     The Company's, Eagle's and JEH Eagle's agreements with
Messrs. Fields and Friedman contain provisions for payments of salary and benefits following a change of control (as defined) of the Company, Eagle or JEH Eagle, the failure to reappoint either of them to his position, a salary reduction or the Company's, Eagle's or JEH Eagle's failure to perform its obligations under their respective agreements. In general, under such circumstances, each of Messrs. Fields and Friedman would be entitled to a cash payment equivalent to his salary for the remaining term of his agreement, and continued life, health and disability insurance benefits for a period of two years.

     JEH Eagle has also entered into employment agreements with Messrs. James E. Helzer and E.G. Helzer pursuant to which they serve as President and Senior Vice President-Operations, respectively, of JEH Eagle for terms of five and three years, respectively, which commenced in July 1997, at compensation rates of $250,000 and $125,000 per year, respectively, subject to annual review by JEH Eagle's Board of Directors. Additionally, in December 1997, James E. Helzer accepted the positions of President of the Company and Eagle, and E.G. Helzer accepted the positions of Senior Vice President-Operations of the Company and Eagle. As a result, James E. Helzer's rate of compensation was increased by $50,000 to $300,000 per year, and he is required to devote approximately 80% of his working time to us, Eagle and JEH Eagle; and E.G. Helzer's rate of compensation was increased by $25,000 to $150,000 per year, and, in 1999, his compensation was further increased by $25,000 to $175,000 per year. Additionally, James E. Helzer and E.G. Helzer are entitled to receive 20% and 6%, respectively, of Eagle's earnings before taxes in excess of $600,000 per year. James E. Helzer and E.G. Helzer are employed as President and Senior Vice President-Operations, respectively, of the Company and Eagle pursuant to oral agreements that can be terminated by either party without notice or penalty. The employment agreement with E. G. Helzer expired on June 30, 2000, but he continues to perform all of his duties under the same compensation arrangements, but without a written agreement.

     MSI Eagle had entered into an employment agreement with Gary L. Howard for a term ending on June 30, 2003, at an annual salary of $260,000, subject to annual review. Pursuant to the agreement, Gary L. Howard served as the President of MSI Eagle until its merger into and with JEH Eagle effective May 31, 2000. Additionally, as of November 1998, Gary L. Howard accepted the position of Vice President-Masonry Products and, as of July 1999, as Senior Vice President-Operations of the Company and JEH Eagle.

     Steven R. Andrews, Esq. serves as our Vice President-Legal, and he is compensated at the rate of $1,000 per month. Our agreement with Mr. Andrews is oral and can be terminated by either party without notice or penalty.

     We have granted to each of Messrs. James E. Helzer, E.G. Helzer, Steven R. Andrews and Gary L. Howard options exercisable to purchase 120,000, 60,000, 100,000, and 100,000 shares of Common Stock, respectively. Such options have a term of ten years and are exercisable at $5.00 per share. Such options vest as to 20% of the underlying shares of Common Stock on each successive anniversary of the date of grant commencing one year from March 17, 1999, provided that they are our employees on such dates.

Compensation of Directors

     Our Directors do not receive compensation for their services as directors; however, the Board of Directors may authorize the payment of compensation to directors for their attendance at regular and special meetings of the Board and for attendance at meetings of committees of the Board as is customary for similar companies. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Limitation on Liability of Directors

     The Delaware General Corporation Law permits a corporation, through its Certificate of Incorporation, to exonerate its directors from personal liability to the corporation or to its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. Our Certificate of Incorporation exonerates its directors from monetary liability to the extent permitted by this statutory provision. We have been advised that it is the position of the Commission that, insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, that provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

Stock Option Plan

     In December 1998, the Board of Directors and the stockholders adopted and approved, as the case may be, our 1998 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, directors and consultants, and (ii) options not intended to so qualify ("Non-Qualified Stock Options") to employees (including directors and officers who are employees of the Company), directors and consultants. The total number of shares of the Company's Common Stock for which options may be granted under the Stock Option Plan is 1,200,000 shares. Options exercisable into 842,540 shares of Common Stock to various of our employees, including options to purchase an aggregate of 380,000 shares issued to Messrs. James E. Helzer, E.G. Helzer, Gary L. Howard and Steven R. Andrews, Esq. have been granted at a $5.00 per share exercise price.

     Messrs. Finkelstein and Skakel have each been granted options to purchase 10,000 shares of Common Stock pursuant to our Stock Option Plan. Such options have a term of ten years, are exercisable at $5.00 per share and have vested.

     The Stock Option Plan is administered by the Board of Directors and can be administered by a committee appointed by the Board of Directors which will determine the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

     The exercise price of all stock options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of all classes of our outstanding capital stock, the exercise price of any Incentive Stock Option must be not less than 110% of the fair market value on the date of grant. The term of each option granted pursuant to the Stock Option Plan may be established by the Board of Directors or a committee of the Board of Directors, in its sole discretion; provided, however, that the maximum term of each Incentive Stock Option granted pursuant to the Stock Option Plan is ten years. With respect to any Incentive Stock Option granted to a participant who owns stock possessing more than 10% of the voting rights of all classes of our outstanding capital stock, the maximum term is five years. Options shall become exercisable at such times and in such installments as the Board of Directors or a committee of the Board of Directors shall provide in the terms of each individual option.

Options Granted Pursuant to the Stock Option Plan to Our Executive Officers and Directors

     The table below shows, as to each of our executive officers and directors and as to all of our executive officers and directors as a group, the aggregate amounts of shares of Common Stock subject to options granted. All such options have a per share exercise price of $5.00. No options have been exercised to date.

Names of Executive Officers                    Shares Subject
Directors and Director Nominees                  To Options
-------------------------------                --------------

James E. Helzer(1)                                120,000
E.G. Helzer(1)                                     60,000
Gary L. Howard (1)                                100,000
Steven R. Andrews(1)                              100,000
Paul D. Finkelstein(2)                             10,000
George Skakel III(2)                               10,000
                                                  -------
 Total                                            400,000
                                                  =======

__________________
Footnotes on following page.

(1) All of the options granted to Messrs. James E. Helzer, E.G. Helzer, Gary L. Howard and Steven R. Andrews vest at a rate of 20% per year from March 17, 1999 with the initial 20% having vested on March 17, 2000, limited, however, such that the total amount of all options granted to each of them and vesting in any single year does not exceed $100,000 at the exercise price.

(2) The options granted to Messrs. Finkelstein and Skakel vested on March 17, 2000.

Other Compensation

     We provide basic health, major medical and life insurance for our employees, including executive officers. Eagle and JEH Eagle have also adopted 401(k) Retirement Savings Plans for eligible employees, as described below. No other retirement, pension or similar program has been adopted. These and other benefits may be adopted by us for our employees or the employees of our subsidiaries in the future.

     In July 1992 and January 1998, Eagle and JEH Eagle adopted 401(k) Retirement Savings Plans for employees of Eagle and JEH Eagle, respectively (the "401(k) Plan"). Eligible employees include all employees of Eagle and JEH Eagle (including those formerly employed by MSI Eagle until its merger into and with JEH Eagle) who have completed one year of employment and have attained the age of 21. The 401(k) Plan permits employees to make voluntary contributions to the 401(k) Plan up to a dollar limit set by law. Eagle and JEH Eagle may contribute discretionary matching contributions equal to a determined percentage of the employees' contributions. Benefits under the 401(k) Plan are distributable upon retirement, disability, termination of employment or certain financial hardship, subject to regulatory requirements. Each participant's share of Eagle's and JEH Eagle's contributions vests at the rate of 20% per year until after six years of service, at which time the participant becomes fully vested.

     No contributions were made to the 401(k) Plan by Eagle or JEH Eagle during the fiscal years ended June 30, 1999 and 2000. Amounts to be contributed in the future are at the discretion of Eagle's and JEH Eagle's Boards of Directors. Accordingly, it is not possible to estimate the amount of benefits that will be payable to participants in the 401(k) Plan upon their retirement. The trustees under the 401(k) Plan are Robert L. Noojin and Steven R. Skrotsky.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 2000, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (i) each person known to own 5% or more of our outstanding shares of Common Stock, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group:


                                         Amount             Approximate
                                         and Nature         Percentage
                                         of Beneficial      of Common
        Identity                         Ownership          Stock Owned
        --------                         -------------      -----------

TDA Industries, Inc.(1)                  5,100,000(2)          59.9%
Douglas P. Fields(1)                     5,100,000(2)          59.9%
Frederick M. Friedman(1)                 5,100,000(2)          59.9%
James E. Helzer(1)                         320,000(3)           3.8%
Gary L. Howard (1)                         330,000(3)           3.9%
E.G. Helzer(1)                              12,000(3)           *
Steven R. Andrews(1)                       130,000(3)           1.5%
Paul D. Finkelstein(1)                      10,000(3)           *
John E. Smircina(1)                      5,100,000(2)           59.9%
George Skakel III(1)                        10,000(3)           *
All Executive Officers and Directors
as a group (9 persons)                   5,812,000(2)(3)        68.6%


___________________
*	Denotes less than 1%.

(1)  The addresses for the foregoing entity and persons are:

     -   TDA Industries, Inc., 122 East 42nd Street, New York, New
         York 10168.
     - Messrs. Fields and Friedman, c/o Eagle Supply Group, Inc., 122 East 42nd Street, New York, New York 10168.
     -   Mr. James E. Helzer, 2500 U.S. Highway 287, Mansfield, Texas
         76063.
     -   Mr. Howard, 2090 Highway 157 N., Mansfield, Texas 76063.
     -   Mr. Andrews, 822 North Monroe Street, Tallahassee, Florida
         32303.
     -   Mr. E.G. Helzer, 8221 East 96th Avenue, Henderson, Colorado
         80640.
     - Mr. Finkelstein, c/o Regis Corp., 7201 Metro Boulevard, Minneapolis, Minnesota 55439-2130.
     -   Mr. Smircina, 221S Alfred Street, Alexandria, Virginia
         22314.
     -   Mr. Skakel, 115 Maple Avenue, Greenwich, Connecticut 06830.

(2) Messrs. Fields and Friedman are officers and directors and principal stockholders of TDA. Mr. Smircina is a director of TDA. Each of Messrs. Fields, Friedman and Smircina may be deemed to exercise voting control over our securities owned by TDA. See Item
     10. "Directors and Executive Officers of Registrant" and Item 13. "Certain Relationships and Related Transactions."

(3) Does not include options granted under Group's Stock Option Plan which have not vested but includes such options which have vested. See Item 10. "Directors and Executive Officers of Registrant."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEH Eagle

     In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., which is wholly-owned by James E. Helzer, now our President.

     In order to pay a substantial portion of the purchase price for the acquisition of JEH Co.'s business and to provide working capital to JEH Eagle, JEH Eagle in July 1997 entered into a loan agreement for a credit facility in the aggregate amount of $20,000,000 (the "JEH Facility"). Of the $13,878,000 initial cash payment portion of the $14,768,000 JEH Co. tentative purchase price, including transaction expenses, approximately $12,500,000 was supplied pursuant to the JEH Facility and approximately $1,350,000 was invested by TDA into JEH Eagle as an equity investment. In connection with the acquisition of JEH Co., JEH Eagle paid TDA a financing fee of $150,000. This credit facility has been amended and consolidated. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     James E. Helzer had rented to JEH Co. and continues to rent to JEH Eagle, pursuant to five-year written leases, the premises for several of JEH Eagle's distribution centers and JEH Eagle's executive offices. Rental payments to Mr. Helzer for the several distribution facilities he leases to JEH Eagle aggregated $669,000 during fiscal 2000. See "Item 2. "Properties."

     JEH Co. had substantial indebtedness to James E. Helzer for funds advanced by him to JEH Co. As part of JEH Eagle's purchase of the business and substantially all of the assets of JEH Co., JEH Eagle did not assume this liability to Mr. Helzer.

     During its fiscal years ended June 30, 1999 and June 30, 2000, JEH Eagle made sales aggregating approximately $546,000 and $740,000, respectively, to entities owned by Jay James Helzer, the son of James
E. Helzer.

     Pursuant to an agreement, TDA provides JEH Eagle with certain services including: (i) managerial, (ii) strategic planning, (iii) banking negotiation, (iv) investor relations, and (v) advisory services relating to acquisitions for a five-year term which commenced in July 1997. A $3,000 monthly fee commenced in March 1999.

     Gary L. Howard and his spouse had rented to MSI Co. and continue to rent to JEH Eagle (successor by merger to MSI Eagle), pursuant to a three-year written lease, certain office, showroom, warehouse and outdoor storage space for one of JEH Eagle's distribution centers. Rental payments to Gary L. Howard and his spouse for the distribution facility they lease to JEH Eagle aggregated $107,000 during fiscal 2000. See Item 2. "Properties."

     As of July 1, 1999, JEH Eagle began renting a distribution center, pursuant to a five-year written lease, from a limited liability company fifty (50%) percent owned by James E. Helzer and his spouse and fifty (50%) percent owned by a wholly-owned subsidiary of TDA. Rental payments to this limited liability company for the distribution facility it leases to JEH Eagle aggregated $45,600 during fiscal 2000. See Item 2. "Properties.

     The limited liability company acquired these premises from JEH Eagle, as of July 1, 1999, at a cost of approximately $392,500. JEH Eagle had acquired the premises from one of its customers at a cost of approximately $392,500, including approximately $217,300 of mortgage debt and other costs incurred by JEH Eagle, resulting in the cancellation of approximately $175,200 of a receivable due from that customer.

MSI Eagle

     In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., which is wholly-owned by Gary L. Howard, now one of our Senior Vice Presidents-Operations.

     In order to pay a substantial portion of the purchase price for the acquisition of MSI Co.'s business and assets and to provide working capital to MSI Eagle, MSI Eagle in October 1998 entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000 (the "MSI Facility"). Of the $6,492,000 cash payment portion of the approximate $8,538,000 tentative purchase price for the business and substantially all of the assets of MSI Co., including transaction expenses, approximately $4,250,000 was supplied pursuant to the MSI Facility, $1,000,000 was invested by TDA into MSI Eagle as an equity investment and $1,000,000 was lent to MSI Eagle by TDA pursuant to a six percent two-year note in that principal amount payable in full in October 2000. TDA has agreed with MSI Eagle's lender to defer the interest payable on such note until its maturity. This credit facility has been amended and consolidated. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TDA-Eagle

     TDA is a holding company which operated several business enterprises that included Eagle, JEH Eagle and MSI Eagle until our acquisition of them in March 1999. During its fiscal year ended
June 30, 1999, Eagle and JEH Eagle made cash dividend payments to TDA of $450,000 and $750,000, respectively. Since the acquisition of these entities, all dividends ceased. See the Financial Statements and the Notes thereto.

     Eagle had been a party to a loan agreement which provided for a credit facility in the amount of $10,900,000 (the "Eagle Facility"). During Eagle's fiscal year ended June 30, 1995, Eagle had used its borrowings under the Eagle Facility to repay $2,325,533 of its indebtedness to TDA and to advance $3,308,681 to TDA. At June 30, 1999, Eagle's borrowings under the Eagle Facility was $9,425,117. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     A wholly-owned subsidiary of TDA had rented to Eagle and continues to rent to Eagle, pursuant to ten-year written leases, the premises for several of Eagle's distribution centers. Rental payments to the TDA subsidiary for the several distribution centers it leases to Eagle aggregated $790,000 during fiscal 2000. See Item 2. "Properties."

     In October 1998, TDA and one of its wholly-owned subsidiaries lent Eagle an aggregate of $1,400,000 repayable on demand without interest. The loans were made to enhance Eagle's working capital. These loans were paid in full prior to the closing of the Offering.

     From February of 1998 through January 1999, TDA lent an aggregate of $350,000 to us pursuant to promissory notes that bore interest at rates ranging from 6% to 15%. We paid these notes in full from the net proceeds of the Offering in March 1999 by the payment of $369,755 in principal and interest.

     TDA provides office space and administrative services to the Company in New York City pursuant to a month-to-month administrative services agreement requiring a $3,000 monthly payment to TDA.

     The foregoing transactions that Eagle, JEH Eagle and MSI Eagle have engaged in with TDA have benefited or may be deemed to have benefited TDA, directly or indirectly. Messrs. Fields and Friedman, our Chief Executive Officer and Chairman of our Board of Directors and our Executive Vice President, Chief Financial Officer, Treasurer, Secretary, and Director, respectively, are also executive officers, directors and principal stockholders of TDA and have benefited or may be deemed to have benefited, directly or indirectly, from the foregoing transactions with TDA. TDA and/or certain of its subsidiaries derive funds from the operation of an indoor tennis facility, commercial realty and lease payments from us. These sources pay TDA's operating expenses, including the payment of salaries and benefits to Messrs. Fields and Friedman. See Item 10. "Directors and Executive Officers of Registrant."

     Messrs. Fields and Friedman are also officers, directors and principal stockholders of TDA, and Mr. Smircina is a director of TDA, and, consequently, they are able, through TDA, to direct the election of our directors, effect significant corporate events and generally direct our affairs. We do not intend to enter into any material transactions, loans or forgiveness of loans with any affiliates, except as contemplated or otherwise disclosed in our filings with the Securities and Exchange Commission, unless such transaction is fair and reasonable to us and is on terms no less favorable than we could obtain from unaffiliated third parties. Additionally, any such event must be approved by a majority of our directors who do not have an interest in such a transaction and who have had access, at our expense, to independent legal counsel.

     The foregoing transactions that we have engaged in with James E. Helzer have benefited or may be deemed to have benefited Mr. Helzer, directly or indirectly. James E. Helzer is our President.

     The foregoing transactions that we have engaged in with Gary L. Howard have benefited or may be deemed to have benefited Mr. Howard. Mr. Howard is one of our Senior Vice Presidents-Operations.

Fairness

     Our management believes that the foregoing transactions are fair and reasonable to us and were made on terms no less favorable to us than terms and conditions that could have been entered into with independent third parties.

     Each of TDA and Messrs. Fields and Friedman may be deemed to be a "promoter" of our enterprise as such term is defined under the federal securities laws.

General

     Simultaneously with the closing of the Offering, we acquired Eagle, JEH Eagle and MSI Eagle (the "Subsidiaries") from TDA, and TDA received 3,000,000 shares of our Common Stock. TDA also purchased 100,000 shares of our Common Stock in the Offering at $5.00 per share.

     Additionally, as part of the acquisition of the Subsidiaries, TDA had guaranteed that the Subsidiaries would have a book value of no less than $1,000,000 after Eagle cancelled, in the form of a non-cash dividend, all indebtedness of TDA to Eagle, except for an approximately $486,000 receivable from TDA relating to and offsetting a mortgage in the same amount on property previously owned by Eagle. At March 17, 1999, the combined book value of the Subsidiaries was approximately $2,180,000, which exceeded the required $1,000,000 combined book value by approximately $1,180,000 after assuming cancellation by Eagle, in the form of a non-cash dividend, of all indebtedness of TDA to Eagle, at that date, excluding the foregoing receivable offsetting such mortgage. At June 30, 1999, TDA's indebtedness to Eagle, excluding the foregoing receivable offsetting such mortgage, was approximately $487,000. No such indebtedness existed at June 30, 2000.

     As a result of the Offering, 300,000 and 200,000 shares of our Common Stock were issued to Messrs. Helzers and Howard, respectively, as additional consideration in connection with JEH Eagle's acquisition of JEH Co. and MSI Eagle's acquisition of MSI Co.

Other Related Party Transactions

     For details concerning the employment agreements and arrangements with Messrs. Fields, Friedman, Helzers and Howard, see Item 10.
"Directors and Executive Officers of Management - Executive
Compensation."

     For details concerning the 1997 Acquisition of JEH Co. by JEH Eagle and the 1998 Acquisition of MSI Co. by MSI Eagle, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" and the Financial Statements and Notes thereto.

                           PART IV
                           -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)        Exhibits

Exhibit 10.37	  First Amendment to Employment Agreement among the
                Registrant, Eagle Supply, Inc. and Douglas P. Fields (1)

Exhibit 10.38	  First Amendment to Employment Agreement among the
                Registrant, Eagle Supply, Inc. and Frederick M.
                Friedman  (1)

Exhibit 10.39	  Second Amendment to Employment Agreement between
                JEH/Eagle Supply, Inc. and Douglas P. Fields (1)

Exhibit 10.40	  Second Amendment to Employment Agreement between
                JEH/Eagle Supply, Inc. and Frederick M. Friedman  (1)

Exhibit 10.41	  Amended, Restated and Consolidated Loan and Security
                Agreement (including Appendix A -- General
                Definitions)  (2)

Exhibit 10.42	  Amended, Restated and Consolidated Revolving Credit
                Note (2)

Exhibit 10.43	  Amended, Restated and Consolidated Equipment Term Note
                (2)

Exhibit 10.44	  Amended, Restated and Consolidated Acquisition Term
                Note (2)

Exhibit 27      Financial Data Schedule (3)

 	(b)	  All other schedules are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

---------------------

(1) Incorporated by Reference, filed with Registrant's Report on Form 10Q for the quarter ended September 30, 1999.
(2) Incorporated by Reference, filed with Registrant's Report on Form 8K (Event date June 20, 2000).
(3)  Filed herewith.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 28 day of September, 2000.

                                    EAGLE SUPPLY GROUP, INC.

                                    By:  /s/ Douglas P. Fields
                                       ----------------------------------
                                       Douglas P. Fields, Chief Executive
                                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                     Title                       Date
---------                     -----                       ----

/s/ Douglas P. Fields         Chairman of the Board       September 28, 2000
Douglas P. Fields             of Directors and Chief
                              Executive Officer
                              (Principal Executive Officer)

/s/ Frederick M. Friedman     Executive Vice President,   September 28, 2000
Frederick M. Friedman         Treasurer, Secretary and
                              Director (Principal Financial
                              and Accounting Officer)


/s/ James E. Helzer           Vice Chairman of the Board  September 28, 2000
James E. Helzer               of Directors


-------------------------     Director
Paul D. Finkelstein


/s/ George Skakel III         Director                    September 28, 2000
George Skakel III


/s/ John E. Smircina          Director                    September 28, 2000
John E. Smircina

-------------------------     Director
Steven R. Andrews

                                    Eagle Supply Group, Inc.
                                    Consolidated Financial Statements for the
                                    Years Ended June 30, 2000, 1999 and 1998, and Independent Auditors' Report

EAGLE SUPPLY GROUP, INC.

TABLE OF CONTENTS
-----------------------------------------------------------------------------

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
  YEARS ENDED JUNE 30, 2000, 1999 AND 1998:

        Balance Sheets                                                  2

        Statements of Operations                                        3

        Statements of Shareholders' Equity                              4

        Statements of Cash Flows                                       5-6

        Notes to Consolidated Financial Statements                     7-16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eagle Supply Group, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Supply Group, Inc. (the "Company") and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Supply Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the three years ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Fort Worth, Texas
September 21, 2000

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
----------------------------------------------------------------------------


ASSETS                                              2000              1999
CURRENT ASSETS:
  Cash and cash equivalents                      $  7,165,878      $  8,519,406
  Accounts and notes receivable - trade
    (net of allowance for doubtful
    accounts of $1,496,000 and $1,600,000,
    respectively)                                  29,444,868        27,172,426
  Inventories                                      26,321,681        18,972,548
  Deferred tax asset                                  601,426           654,474
  Due from related party                                 -              250,000
  Other current assets                              1,122,431         1,092,827
                                                 ------------      ------------
          Total current assets                     64,656,284        56,661,681

PROPERTY AND EQUIPMENT, Net                         5,542,722         6,617,261

EXCESS COST OF INVESTMENTS OVER NET ASSETS
  ACQUIRED (net of accumulated amortization
  of $1,130,522, and $508,957, respectively)       14,123,363        12,147,824
DEFERRED FINANCING COSTS                              186,772           266,189
                                                 ------------      ------------
                                                 $ 84,509,141      $ 75,692,955
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $  3,000,000      $  2,523,843
  Accounts payable                                  22,504,89        20,138,146
  Due to related parties                            2,162,474         1,923,658
  Accrued expenses and other current
    liabilities                                     3,534,110         3,731,232
  Income taxes due to TDA Industries, Inc.          1,143,537         1,143,537
  Federal and state income taxes payable              424,715           608,160
                                                 ------------      ------------
           Total current liabilities               32,769,729        30,068,576

LONG-TERM DEBT                                     33,089,454        30,139,072

DEFERRED TAX LIABILITY                                464,212            97,512
                                                 ------------      ------------
           Total liabilities                       66,323,395        60,305,160
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 6, 7 and 8)

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per
    share 2,500,000 shares authorized - none
    issued and outstanding   -                          -               -
  Common shares, $.0001 par value per share
    25,000,000 shares authorized - issued
      and outstanding - 2000 - 8,510,000
      shares; 1999 - 8,450,000 shares                     851               845
  Additional paid-in capital                       16,958,141        16,658,147
  Retained earnings (deficit)                       1,226,754          (783,992)
                                                 ------------      ------------
                                                   18,185,746        15,875,000
  Less: Due from TDA Industries, Inc. and
    affiliated companies                                -              (487,205)
                                                 ------------      ------------
           Total shareholders' equity              18,185,746        15,387,795
                                                 $ 84,509,141      $ 75,692,955
                                                 ============      ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
----------------------------------------------------------------------------

                                         2000                 1999                 1998
REVENUES                             $187,714,736          $159,844,520        $129,502,812

COST OF SALES                         142,421,814           122,137,798         101,527,421
                                     ------------          ------------        ------------
                                       45,292,922            37,706,722          27,975,391
                                     ------------          ------------        ------------

OPERATING EXPENSES (including a
  provision for doubtful accounts
  of $732,890, $1,348,860 and
  $1,212,112, respectively)            37,443,191            29,340,721          23,770,419

DEPRECIATION                            1,387,761             1,212,046             958,926

AMORTIZATION OF EXCESS COST OF
  INVESTMENTS OVER NET ASSETS
  ACQUIRED                                621,565               337,128             171,829

AMORTIZATION OF DEFERRED
  FINANCING COSTS                          79,417                72,832              58,062
                                     ------------          ------------        ------------
                                       39,531,934            30,962,727          24,959,236
                                     ------------          ------------        ------------

INCOME FROM OPERATIONS                  5,760,988             6,743,995           3,016,155
                                     ------------          ------------        ------------

OTHER INCOME (EXPENSE):
  Investment and other income             489,230               125,012              51,214
  Interest expense                     (3,069,472)           (2,500,655)         (1,861,485)
                                     ------------          ------------        ------------
                                       (2,580,242)           (2,375,643)         (1,810,271)
                                     ------------          ------------        ------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                          3,180,746             4,368,352           1,205,884

PROVISION FOR INCOME TAXES              1,170,000             1,665,000             449,000
                                     ------------          ------------        ------------
NET INCOME                           $  2,010,746          $  2,703,352        $    756,884
                                     ============          ============        ============
BASIC AND DILUTED NET INCOME
  PER SHARE                          $        .24          $        .43        $        .14
                                     ============          ============        ============
COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE          8,510,000             6,285,753           5,400,000
                                     ============          ============        ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
-----------------------------------------------------------------------------


                                                                         Additional                 Due from TDA
                              Preferred Shares       Common Shares       Paid-In       Retained     and Affiliated
                              Shares     Amount     Shares      Amount   Capital       Earnings     Companies       Total

BALANCE, JULY 1, 1997            -       $  -       5,400,000   $ 540    $ 1,352,865   $ 1,222,774  $(2,555,054)    $    21,125
  Net income                     -          -           -         -           -            756,884       -              756,884
  Cash dividends paid to
    TDA Industries, Inc.         -          -           -         -           -         (1,200,000)      -           (1,200,000)
  Capital contribution from
    TDA Industries, Inc.         -          -           -         -        1,350,000        -            -            1,350,000
  Net change in Due from
    TDA Industries, Inc.
    and affiliated companies     -          -           -         -               -         -        (1,068,565)     (1,068,565)
                              ------     ------    ----------   -----    -----------   -----------  -----------     -----------
BALANCE, JUNE 30, 1998           -          -       5,400,000     540      2,702,865       779,658   (3,623,619)       (140,556)

  Net income                     -          -           -          -               -     2,703,352       -            2,703,352

  Proceeds from initial
    public offering of
    Common Shares and
    Warrants - net               -          -       2,500,000     250     10,205,337        -            -           10,205,587

  Shares issued in
    connection with the
    acquisition of JEH Co.       -          -         300,000      30      1,499,970        -            -            1,500,000

  Shares issued in
   connection with the
   acquisition of MSI Co.        -          -         200,000      20        999,980        -            -            1,000,000

  Shares issued as a
    principal payment of
    a note payable               -          -          50,000       5        249,995        -            -              250,000

  Cash dividends paid to
    TDA Industries, Inc.         -          -            -         -           -        (1,200,000)      -           (1,200,000)

  Capital contribution
    from TDA Industries, Inc.    -          -            -         -      1,000,000         -            -            1,000,000

  Net change in Due from
    TDA Industries, Inc.
    and affiliated companies     -          -            -         -           -            -            69,412          69,412

  Non-cash dividend to TDA
    Industries, Inc. - net       -          -            -         -           -        (3,067,002)   3,067,002           -
                              ------     ------    ----------   -----    -----------   -----------  -----------     -----------

BALANCE, JUNE 30, 1999          -           -       8,450,000     845     16,658,147      (783,992)    (487,205)     15,387,795

  Net income                                                                             2,010,746                    2,010,746

  Shares issued in
    connection with the
    acquisition of MSI Co.      -           -          60,000       6        299,994        -            -              300,000

  Net change in Due from
    TDA Industries, Inc.
    and affiliated companies    -           -            -         -               -        -           487,205         487,205
                              ------     ------    ----------   -----    -----------   -----------  -----------     -----------
BALANCE, JUNE 30, 2000          -        $  -       8,510,000   $ 851    $16,958,141   $ 1,226,754  $    -          $18,185,746
                              ======     ======    ==========   =====    ===========   ===========  ===========     ===========




See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
-----------------------------------------------------------------------------


                                                           2000            1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  2,010,746    $  2,703,352     $    756,884
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                       2,088,743       1,622,006        1,188,817
      Deferred income taxes                                 419,748        (260,640)        (178,676)
      (Decrease) increase in allowance for
        doubtful accounts                                 (104,000)         622,595          527,794
      Loss (gain) on sale of equipment                      26,966           (9,472)         (26,161)
      Changes in operating assets and liabilities:
        Increase in accounts and notes receivable       (2,168,442)      (3,257,580)      (6,754,467)
        Increase in inventories                         (7,349,133)      (2,393,992)      (1,261,379)
        (Increase) decrease in other current assets        (29,604)        (238,908)         842,645
        Increase in accounts payable                     2,366,747          929,926        3,241,273
        (Decrease) increase in accrued expenses and
          other current liabilities                       (197,122)         488,231          608,946
        Decrease in due from related party                 250,000             -               -
        (Decrease) increase in due to related
          parties                                         (150,446)           7,249           143,197
        Increase in income taxes due to TDA
          Industries, Inc.                                    -             117,919           652,300
        (Decrease) increase in federal and state
          income taxes payable                            (183,445)         608,160             -

        Net cash (used in) provided by operating      ------------     ------------     ------------
          activities                                    (3,019,242)         938,846         (258,827)
                                                      ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (967,462)      (1,982,860)      (2,122,397)
  Proceeds from sale of fixed assets                       627,274           70,771           76,786
  Payment for purchase of net assets of JEH Co.               -               -           (1,659,013)
  Payment of additional consideration for the
    purchase of JEH Co.                                 (1,907,842)           -                 -
  Payment for purchase of net assets of MSI Co.               -          (1,519,840)            -
                                                      ------------     ------------     ------------
        Net cash used in investing activities           (2,248,030)      (3,431,929)      (3,704,624)
                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering,
    net of related expenses                                   -          10,205,587         (223,488)
  Principal borrowings on long-term debt               199,350,576      170,481,066      139,493,028
  Principal reductions on long-term debt              (195,924,037)    (170,930,422)    (134,036,661)
  Proceeds from issuance of notes payable
    - shareholders                                            -             200,000          300,000
  Repayments of notes payable - shareholders                  -            (500,000)            -
  Capital contributions from TDA Industries, Inc.             -           1,000,000        1,350,000
  Cash dividends to TDA Industries, Inc.                      -          (1,200,000)      (1,200,000)
  Decrease (increase) in amounts due from
    TDA Industries, Inc. and affiliated
    companies                                              487,205           70,255       (1,068,565)
                                                      ------------     ------------     ------------
        Net cash provided by financing activities        3,913,744        9,326,486        4,614,314
                                                      ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                      (1,353,528)       6,833,403          650,863

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             8,519,406        1,686,003        1,035,140
                                                      ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $  7,165,878     $  8,519,406     $  1,686,003
                                                      ============     ============     ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
-----------------------------------------------------------------------------


                                                           2000           1999             1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                             $ 3,069,472     $ 2,500,655      $ 1,861,485
                                                       ===========     ===========      ===========
    Cash paid for income taxes                         $   933,697     $   966,243      $      -
                                                       ===========     ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Non-cash dividend to TDA Industries, Inc.
    - net                                              $     -         $ 3,067,002      $      -
                                                       ===========     ===========      ===========
    300,000 Common Shares issued in connection
      with the acquisition of JEH Co.                  $     -         $ 1,500,000      $      -
                                                       ===========     ===========      ===========

    200,000 Common Shares issued in connection
      with the acquisition of MSI Co.                  $     -         $ 1,000,000      $      -
                                                       ===========     ===========      ===========

    50,000 Common Shares issued as a principal
      payment of a note payable                        $     -         $    250,000     $     -
                                                       ===========     ===========      ===========

    60,000 Common Shares issued in connection
      with the acquisition of MSI Co.                  $   300,000     $       -        $     -
                                                       ===========     ===========      ===========

   Additional consideration pursuant to the
     acquisition of JEH Co.                            $ 1,946,824     $ 1,773,212      $     -
                                                       ===========     ===========      ===========

   Additional consideration pursuant to the
     acquisition of MSI Co.                            $   215,650     $      -         $     -
                                                       ===========     ===========      ===========
   Acquisitions of MSI Co. and JEH Co.:
                                                                          MSI Co.         JEH Co.

     Fair value of assets acquired                                     $ 9,284,007      $23,734,747
     Liabilities assumed                                                (1,359,698)      (8,960,882)
     Notes issued to sellers                                            (2,045,972)        (864,852)
     Due to related party                                                 (250,000)            -
     Due from related party                                                   -             250,000
     Bank debt incurred                                                 (4,108,497)     (12,500,000)
                                                                       -----------      -----------
          Cash paid                                                    $ 1,519,840      $ 1,659,013
                                                                       ===========      ===========





See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
----------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

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

Acquisitions and Basis of Presentation - Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill.
Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company. Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle. As of July 1, 2000, the Texas operations of JEH Eagle were transferred to a newly formed limited partnership owned directly and indirectly by JEH Eagle. Accordingly, the Company's business operations are presently conducted through two wholly-owned subsidiaries and a limited partnership.

As a result of the Acquisitions, the consolidated financial statements of the Company, Eagle, JEH Eagle and MSI Eagle have been prepared as if all of the entities had operated as a single consolidated group for all periods subsequent to each entity's respective date of acquisition by TDA. Eagle is included in the consolidated financial statements for all periods presented. JEH Eagle is included in the consolidated financial statements from July 1, 1997 and MSI Eagle is included in the consolidated financial statements from October 22, 1998, the dates that the business and substantially all of the assets of JEH Co. and MSI Co. were acquired by JEH Eagle and MSI Eagle, respectively. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO"), last-in, first-out ("LIFO"), or average cost methods. If LIFO inventories (approximately $6,489,000, $6,033,000 and $6,210,000 at June 30, 2000, 1999 and 1998, respectively) had been valued at the lower of FIFO cost or market, inventories would be higher by approximately $720,000, $530,000 and $520,000 for fiscal 2000, 1999 and 1998, respectively, and income before provision for income taxes would have increased by approximately $190,000, $10,000 and $9,000 in fiscal 2000, 1999 and 1998, respectively.

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided principally by straight-line methods at various rates calculated to extinguish the carrying values of the respective assets over their estimated useful lives.

Excess Cost of Investments Over Net Assets Acquired - Excess cost of investments over net assets acquired ("goodwill") is being amortized on a straight-line method over 15 to 40 years.
Management of the Company routinely evaluates the recoverability of goodwill based upon expectations of future non-discounted cash flows. Should management determine that impairment has occurred, goodwill would be reduced by the excess, if any, of the carrying value of goodwill over management's estimate of the anticipated non-discounted future net cash flows.

Deferred Financing Costs - Deferred financing costs are related to the acquisition financing obtained in connection with the Acquisitions described in Note 2 and are being amortized on a straight-line method over the term of the related debt obligations.

Income Taxes - Prior to the completion of the Offering, the Company was included in the consolidated federal and state income tax returns of its Parent. Income taxes were calculated on a separate return filing basis. Subsequent to the Offering, the Company files a consolidated federal income tax return with its subsidiaries.

Net Income Per Share - Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the periods presented and excluded any potential dilution. Diluted net income per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no dilutive options or warrants for any of the periods presented. Both basic and diluted net income per share includes, for all periods presented, the 3,000,000 common shares of the Company issued to TDA in connection with the Acquisitions.

Long-Lived Assets - Long-lived assets are stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of June 30, 2000.

Fair Value of Financial Instruments - The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents, Accounts and Notes Receivable, Accounts Payable and Accrued Expenses - The carrying amounts of these items are a reasonable estimate of their fair value.

Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value, except for a 6% note due in October 2000 and a 6% note due in July 2002. Such notes have carrying values of $1,000,000 and $864,852, respectively, and estimated fair market values of $975,000 and $790,000, respectively.

The fair value estimates are based on pertinent information available to management as of June 30, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented.

Concentration of Credit Risk - The financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of commercial paper which is included in cash and cash equivalents and accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition and in certain instances obtains collateral in the form of liens on both business and personal assets of its customers. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

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

Revenue Recognition - The Company recognizes revenues from the sale of inventory when title passes to the purchaser.

Comprehensive Income - The Company has no components of comprehensive income except for net income.

Significant Vendor - During the fiscal years ended June 30, 2000, 1999 and 1998, the Company purchased approximately 18%, 17% and 20%, respectively, of its product lines from one supplier. Since similar products are available from other suppliers, the loss of this supplier would not have a material adverse effect on the Company's business.

Statements of Cash Flows - The Company considers money market accounts and commercial paper to be cash equivalents for the purpose of these financial statements. Cash equivalents amounted to approximately $5,988,000 and $5,700,000 at June 30, 2000 and 1999, respectively.

Recently Issued Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for the Company's fiscal year 2001 financial statements. Management does not believe that the adoption of this Bulletin will have a significant impact on the Company.

Reclassifications - Certain reclassifications have been made in the prior years' financial statements in order to conform to the classifications used in the current year.

2.     ACQUISITIONS

On July 8, 1997, effective as of July 1, 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company, Inc. ("JEH Co."), engaged in the wholesale distribution of roofing supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $14,767,852 consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year, 6% per annum note in the principal amount of $864,852. The purchase price and the note are subject to further adjustment under certain conditions. Further, JEH Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2002 (the "JEH Applicable Period"). Additionally, with respect to certain Total Accounts Receivable Reserves, as defined (the "JEH Reserves"), which were established at date of acquisition, if JEH Eagle reduces the amount of the JEH Reserves in any fiscal year during the JEH Applicable Period, JEH Co. or its designee is to be paid a portion of such reduction based on a formula as described in the acquisition agreement. Additionally, if the Offering was consummated prior to June 30, 2002 and in the event certain JEH EBITDA levels, as defined, had been reached during the period July 1, 1997 through the date of consummation of the Offering, JEH Co. or its designee would have been entitled to receive $1,000,000 or $1,350,000 (either in cash or in common shares of the Company valued at the public offering price) depending upon the JEH EBITDA level. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer the owner of JEH Co. and president of the Company in fulfillment of the obligation
set forth in the immediately preceding sentence.   For the fiscal
year ended June 30, 1999, approximately $1,773,000 of additional consideration was paid to JEH Co. For the fiscal year ended June 30, 2000, approximately $1,947,000 of additional consideration is payable to JEH Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to JEH Co. for fiscal 1998.

The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from JEH Co.
have been included in the statements of operations from the effective date of the acquisition.

On October 22, 1998, MSI Eagle acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), engaged in the wholesale distribution of masonry supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $8,537,972 consisting of $6,492,000 in cash and a five-year, 8% per annum note in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustment under certain conditions. The note was paid in full in March 1999 out of the proceeds of the Offering. Further, MSI Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2003. Additionally, if the Offering was consummated prior to October 22, 2003 and certain MSI EBITA levels, as defined, had been reached, MSI Co. or its designee would have been entitled to receive (i) $1,000,000 or (ii) $750,000 (either in cash or in common shares of the Company valued at the public offering price) if the MSI EBITA level was (i) not less than $2,000,000 per year or
(ii) less than $2,000,000 but not less than $1,500,000 per year, respectively. Upon the consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares, to Gary L. Howard, the designee and owner of MSI Co. and a senior vice president of the Company, in fulfillment of the obligation set forth in the immediately preceding sentence and in fulfillment of certain of such future additional consideration. For the fiscal year ended June 30, 2000, approximately $216,000 of additional consideration is payable to MSI Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to MSI Co. for fiscal 1999.

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

3.    PROPERTY AND EQUIPMENT

      The major classes of property and equipment are as follows:


                                                June 30,              Estimated
                                          2000          1999         Useful Lives
Land                                   $   -         $  100,000
Buildings and improvements                 -            292,535       25 years
Furniture, fixtures and equipment       2,973,393     3,000,569        5 years
Automotive equipment                    4,641,059     4,853,812       5-7 years
Leasehold improvements                  1,798,197     1,379,900       10 years
Assets acquired under capitalized
  leases                                  970,278     1,017,239       2-6 years
                                       ----------    ----------
                                       10,382,927    10,644,055

Less: Accumulated depreciation
  and amortization                      4,840,205     4,026,794
                                       ----------    ----------
                                       $5,542,722    $6,617,261
                                       ==========    ==========


4.	INCOME TAXES

Components of the provision for income taxes are as follows:

                                  Year Ended June 30,
                          2000             1999          1998
Current:
  Federal               $  660,252      $1,629,640     $  542,676
  State and local           90,000         296,000         85,000
Deferred                   419,748        (260,640)      (178,676)
                        ----------      ----------     ----------
                        $1,170,000      $1,665,000     $  449,000
                        ==========      ==========     ==========


A reconciliation of income taxes at the federal statutory rate and the amounts provided, is as follows:

                                             Year Ended June 30,
                                     2000             1999          1998

Tax using the statutory rate      $ 1,081,000      $ 1,485,000    $   410,000
State and local income taxes           59,000          195,000         56,000
Other                                  30,000          (15,000)       (17,000)
                                  -----------      -----------    -----------
                                  $ 1,170,000      $  1,665,00    $   449,000
                                  ===========      ===========    ===========



Temporary differences which give rise to a net deferred tax asset are as follows:

                                                   June 30,
                                          2000                1999
Deferred tax assets:
  Provision for doubtful accounts       $  569,506          $  620,654
  Inventory capitalization                  31,920              33,820
                                        ----------          ----------
                                           601,426             654,474
Deferred tax liability:
  Depreciation                            (464,212)            (97,512)
                                        ----------          ----------
Net deferred tax asset                  $  137,214          $  556,962
                                        ==========          ==========



Management believes that no valuation allowance against the net deferred tax asset is necessary.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

                                                                         June 30,
                                                                   2000             1999

Variable rate collateralized revolving credit note (D)         $ 28,215,788     $     -

Variable rate collateralized equipment note (D)                   1,826,641           -

Variable rate collateralized term note (D)                        3,243,900           -

Variable rate collateralized revolving credit note (A) (D)           -             8,746,117

Variable rate collateralized equipment note (A) (D)                  -               679,000

Variable rate collateralized revolving credit note (B) (D)           -               829,895

Variable rate collateralized term note (B) (D)                       -             2,816,400

Variable rate collateralized revolving credit note (C) (D)           -            13,007,944

Variable rate collateralized equipment note (C) (D)                  -             1,598,500

Variable rate collateralized term note (C)                           -             1,562,500

Note payable - TDA Industries, Inc. (E)                           1,000,000        1,000,000

6% promissory note, due July 2002 (Note 2)                          864,852          864,852

Capitalized equipment lease obligations, at various
  rates, for various terms through 2003 (E)                         541,528          780,136

Variable rate mortgage (Note 7)                                      -               487,205

8.50% equipment loan, payable in monthly
  installments through February 13, 2003                            136,415          181,195

8.50% equipment loan, payable in monthly
  installments through April 23, 2003                                49,646           63,816

8.50% equipment loan, payable in monthly
  installments through April 27, 2003                                24,363           31,242

9.25% equipment loan, payable in monthly
  installments through March 20, 2005                               155,255             -

9.25% equipment loan, payable in monthly
  installments through May 5, 2005                                   28,969             -

7.99% equipment loan, payable in monthly
  installments through August 31, 2000                                2,097           14,113
                                                               ------------      -----------
                                                                 36,089,454       32,662,915

Less: Current portion of long-term debt                           3,000,000        2,523,843
                                                               ------------      -----------
                                                               $ 33,089,454      $30,139,072
                                                               ============      ===========


(A) Eagle was a party to a loan agreement which provided for a credit facility in the aggregate amount of $10,900,000. The credit facility consisted of a $10 million revolving credit loan and a $900,000 equipment loan.

(B) In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, MSI Eagle had entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000. The credit facility consisted of a $3,075,000 term loan and the balance in the form of a revolving credit loan.

(C) In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, JEH Eagle had entered into a loan agreement for a credit facility in the aggregate amount of $20 million. The credit facility consisted of a $3,000,000 term loan, a $2,475,000 equipment loan and the balance in the form of a revolving credit loan.

(D) In June 2000, the Eagle, MSI Eagle and JEH Eagle credit facilities were combined into an amended, restated and consolidated loan agreement, which matures in October 2003, for an increased credit facility in the aggregate amount of $44,975,000 with the same lender, with Eagle and JEH Eagle as the borrowers. This credit facility consists of a $3,243,900 term loan, a $1,826,641 equipment loan and the balance in the form of a revolving credit loan.

     The revolving credit loan bears interest at the lender's prime rate or at the London interbank offered rate, plus two
     (2%) percent, at the option of the borrowers.

     The term loan is payable in equal monthly installments, commencing July 1, 2000, each in the amount of $99,500, with a balloon payment due on the earlier of November 1, 2005 or the end of the loan agreement's initial or renewal term. The term loan bears interest at the lender's prime rate, plus three-fourths of one (3/4%) percent, or at the London interbank offered rate, plus two and three-fourths (2.75%) percent, at the option of the borrowers.

     The equipment loan is payable in equal monthly installments, commencing July 1, 2000, each in the amount of $37,000, with a balloon payment due on the earlier of August 1, 2004 or the end of the loan agreement's initial or renewal term. The equipment loan bears interest at the lender's prime rate plus one-half of one (1/2%) percent or at the London interbank offered rate, plus two and one-half (2.50%) percent, at the option of the borrowers.

     Obligations under the credit facility are collateralized by substantially all of the tangible and intangible assets of Eagle and JEH Eagle, and the credit facility is guaranteed by the Company.

(E) In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note. The note is payable in full in October 2000, and TDA has agreed to defer the interest payable on the note until its maturity.

(F) Future minimum lease payments for capitalized equipment lease obligations at June 30, 2000 are as follows:

          Year Ending
            June 30,                            Amount

             2001                            $   285,937
             2002                                187,396
             2003                                131,181
                                             -----------
                                                 604,514

         Less: Interest                           62,986
                                             -----------
         Present value of net
           minimum payments                  $   541,528
                                             ===========

The aggregate future maturities of long-term debt, excluding capitalized equipment lease obligations, are as follows:

          Year Ending
           June 30,                          Amount

            2001                           $ 2,753,305
            2002                             2,619,093
            2003                             1,394,141
            2004                            28,746,393
            2005                                34,994
                                           -----------
                                           $35,547,926
                                           ===========

6.   COMMITMENTS AND CONTINGENCIES

a. The Company and its subsidiaries have entered into various employment agreements which expire at various times through June 2004. Pursuant to such agreements, the annual base compensation payable aggregates approximately $1,080,000. The aggregate base compensation incurred in fiscal 2000 aggregated approximately $1,080,000.

b. The Company's subsidiaries have a defined contribution retirement plan covering eligible employees. This plan provides for contributions at the discretion of the subsidiaries. No contributions were made to these plans in fiscal 2000, 1999 or 1998.

c. At June 30, 2000, the Company and its subsidiaries were liable under various long-term leases for property and automotive and other equipment which expire on various dates through 2009. Certain of the leases include options to renew. In addition, real property leases generally provide for payment of taxes and other occupancy costs. Rent expense charged to operations in 2000, 1999 and 1998 was approximately $4,650,591, $3,560,000 and $2,023,000, respectively, which includes taxes and various occupancy costs, as well as rent for equipment under short-term leases (less than one year).

     The approximate future minimum rental commitments under all of the above leases are as follows:


      Year Ending
        June 30,                                 Amount

         2001                                 $  5,321,000
         2002                                    4,356,000
         2003                                    3,078,000
         2004                                    2,383,000
         2005                                    1,872,000
     Thereafter                                  3,455,000
                                              ------------
  Total future minimum rental commitments     $ 20,465,000
                                              ============



d. The Company is involved in certain litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not be significant to the Company.

7.   TRANSACTIONS WITH THE COMPANY AND OTHER RELATED PARTIES

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

JEH Eagle leases several of its distribution center facilities and its executive offices from the President of the Company pursuant to five-year written leases at base annual rentals aggregating approximately $670,000.

Eagle operates a substantial portion of its business from facilities leased from a subsidiary of TDA pursuant to ten-year written leases at base annual rentals aggregating approximately
$790,000.

JEH Eagle leases offices, showroom, warehouse and storage space in Mansfield, Texas, from a senior vice president of the Company and his spouse pursuant to a three-year written lease at a base annual rental aggregating approximately $107,000.

JEH Eagle leases a distribution center from a limited liability company fifty (50%) percent owned by a wholly-owned subsidiary of TDA and fifty (50%) owned by the President of the Company and his spouse pursuant to a five-year written lease at a base annual rental aggregating approximately $46,000.

During the fiscal year ended June 30, 2000, JEH Eagle made sales aggregating approximately $740,000 to an entity owned by the son of the President. Management believes that such sales were made on terms no less favorable than sales made to independent third parties.

The Due from TDA Industries, Inc. and affiliated companies account in the amount of $487,205 at June 30, 1999 related to and offset a mortgage in the same amount on property previously owned by Eagle and for which Eagle had been the primary obligor. On September 2, 1999, this mortgage was paid in full and Eagle was relieved of any and all obligations thereunder.

8.   SHAREHOLDERS' EQUITY

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

Common Shares - Holders of common shares are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred shares which may from time to time be outstanding and to limitations imposed by any credit agreements to which the Company is a party, holders of common shares are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred shares, if any. Holders of common shares have no pre-emptive rights and have no rights to convert their common shares into any other securities.

Warrants - The Company has outstanding 275,000 warrants which entitle the registered holder to purchase one common share at an exercise price of $5.00 per share (subject to adjustment) for three years commencing on the date of the Offering, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable state securities laws.

In addition, 2,950,000 warrants are outstanding which are exercisable at $5.50 per share through March 12, 2004, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable state securities laws.

In connection with the Offering, the Company granted the underwriters warrants entitling the holders thereof to purchase an aggregate of 500,000 of the Company's common shares at an exercise price of $8.25 per share for five years commencing on the date of the Offering.

Stock Option Plan - In August 1996, last amended in 1999, the Board of Directors adopted and shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, officers and directors. The total number of common shares for which options may be granted under the Stock Option Plan is 1,200,000 common shares. Options exercisable into 842,540 common shares to various employees and certain officers and directors have been granted at a $5.00 per share exercise price. All of such options have a term of ten years. The options granted to employees and officers (822,540) vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and the options granted to two directors (20,000) fully vested one year from the date of the grant.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the Company's stock option plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock Based Compensaton", the Company's net income for fiscal 1999 and 2000 would not have been significantly affected. The Company used the Black-Scholes model with the following assumptions: risk-free interest rate of 5.5%, expected life of three years and expected volatility and dividends of 0%.

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS


                 Balance at
Year Ending      Beginning                                   Balance at
June 30,         of Year         Provision     Writeoffs     End of Year
1998             $   449,611     $1,212,112    $(684,723)    $  977,000
                 ===========     ==========    =========     ==========

1999             $   977,000     $1,348,860    $(725,860)    $1,600,000
                 ===========     ==========    =========     ==========

2000             $ 1,600,000       $732,890    $(836,890)    $1,496,000
                 ===========     ==========    =========     ==========

</TABLE



                               * * * * *


