Form 10-Q
period 2000-09-30
EAGLE SUPPLY GROUP INC
filed 2000-11-09
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM  10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     	For the quarterly period ended September 30, 2000
                                     ------------------

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

                             212-986-6190
-----------------------------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No ___

The number of shares outstanding of the Registrant's Common Stock, as of November 3, 2000, was 8,510,000 shares.

                       EAGLE SUPPLY GROUP, INC.

                        INDEX TO FORM 10-Q

                                                                 PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2000
     (Unaudited) and June 30, 2000 (Audited)                      3

     Consolidated Unaudited Statements of Operations for
     the Three Months Ended September 30, 2000 and 1999           4

     Consolidated Unaudited Statement of Shareholders'
     Equity for the Three Months Ended September 30, 2000         5

     Consolidated Unaudited Statements of Cash Flows for
     the Three Months Ended September 30, 2000 and 1999           6

     Notes to Consolidated Unaudited Financial Statements         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                             12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                        14

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------
                                                    September 30,          June 30,
                                                        2000                 2000
                                                     (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  6,370,526         $  7,165,878
  Accounts and notes receivable, net                  33,697,376           29,444,868
  Inventories                                         23,570,475           26,321,681
  Deferred tax assets                                    759,831              601,426
  Other current assets                                   880,193            1,122,431
                                                    ------------         ------------
           Total current assets                       65,278,401           64,656,284

PROPERTY AND EQUIPMENT, net                            5,342,977            5,542,722

EXCESS COST OF INVESTMENTS OVER
  NET ASSETS ACQUIRED, net                            14,120,624           14,123,363

DEFERRED FINANCING COSTS, net                            191,568              186,772
                                                    ------------         ------------
                                                    $ 84,933,570         $ 84,509,141

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 23,941,378         $ 22,504,893
  Accrued expenses and other current liabilities       2,846,805            5,696,584
  Current portion of long-term debt                    3,000,000            3,000,000
  Federal and state income taxes payable                 512,120              424,715
  Income taxes due to TDA Industries, Inc.                  -               1,143,537
                                                    ------------         ------------
           Total current liabilities                  30,300,303           32,769,729

LONG-TERM DEBT                                        34,837,531           33,089,454

DEFERRED TAX LIABILITIES                                 447,112              464,212
                                                    ------------         ------------
           Total liabilities                          65,584,946           66,323,395
                                                    ------------         ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per
    share, 2,500,000 shares authorized;
    none issued and outstanding                             -                    -
  Common shares, $.0001 par value per share,
    25,000,000 shares authorized; issued and
    outstanding - 8,510,000 shares                           851                  851
  Additional paid-in capital                          16,958,141           16,958,141
  Retained earnings                                    2,389,632            1,226,754
                                                    ------------         ------------
           Total shareholders' equity                 19,348,624           18,185,746
                                                    ------------         ------------
                                                    $ 84,933,570         $ 84,509,141
                                                    ============         ============


See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------------

                                                        2000                 1999
REVENUES                                            $ 54,490,999         $ 48,558,429

COST OF SALES                                         40,977,193           36,513,112
                                                    ------------         ------------
                                                      13,513,806           12,045,317
                                                    ------------         ------------

OPERATING EXPENSES                                    10,561,429            9,403,498

DEPRECIATION AND AMORTIZATION                            344,926              273,379

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER NET ASSETS ACQUIRED                197,368              156,253

AMORTIZATION OF DEFERRED FINANCING COSTS                  21,817               19,854
                                                    ------------         ------------
                                                      11,125,540            9,852,984

INCOME FROM OPERATIONS                                 2,388,266            2,192,333
                                                    ------------         ------------

OTHER INCOME (EXPENSE):
  Interest income                                        152,149               89,882
  Interest expense                                      (777,537)            (720,127)
                                                    ------------         ------------
                                                        (625,388)            (630,245)
                                                    ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               1,762,878            1,562,088

PROVISION FOR INCOME TAXES                               600,000              580,000
                                                    ------------         ------------
NET INCOME                                          $  1,162,878         $    982,088
                                                    ============         ============

BASIC AND DILUTED NET INCOME PER SHARE              $        .14         $        .12
                                                    ============         ============

COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE                         8,510,000            8,510,000
                                                    ============         ============



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENT OF SHAREHOLDERS'  EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2000
----------------------------------------------------------------------------------------------------------------
                                                                        Additional
                             Preferred Shares      Common Shares         Paid-In       Retained
                              Shares  Amount     Shares      Amount      Capital       Earnings        Total
BALANCE, JUNE 30, 2000           -    $  -       8,510,000   $  851   $ 16,958,141   $ 1,226,754    $ 18,185,746

  Net income                     -       -           -          -           -          1,162,878       1,162,878
                             -------  -------    ---------   ------   ------------   -----------    ------------
BALANCE, SEPTEMBER 30, 2000      -    $  -       8,510,000   $  851   $ 16,958,141   $ 2,389,632    $ 19,348,624
                             =======  =======    =========   ======   ============   ===========    ============





See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-----------------------------------------------------------------------------------------------

                                                                  2000                 1999
OPERATING ACTIVITIES:
  Net income                                                  $  1,162,878         $    982,088
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                                564,111              449,486
      Deferred income taxes                                       (175,505)            (187,390)
      Increase in allowance for doubtful accounts                  419,555              518,432
      Changes in assets and liabilities:
        Increase in accounts and notes receivable               (4,672,063)          (3,630,387)
        Decrease (increase) in inventories                       2,751,206           (2,718,364)
        Decrease in other current assets                           242,238              297,720
        Increase in accounts payable                             1,436,485            1,280,543
        (Decrease) increase in accrued expenses and
          other current liabilities                               (902,955)             757,224
        Increase in federal and state income taxes payable          87,405              166,905
        Decrease in income taxes due to TDA Industries, Inc.    (1,143,537)                -
                                                              ------------         ------------
           Net cash used in operating activities                  (230,182)          (2,083,743)
                                                              ------------         ------------

INVESTING ACTIVITIES:
  Capital expenditures                                            (145,181)            (283,343)
  Payment of additional consideration pursuant to
    the acquisition of JEH Co.                                  (2,141,453)          (1,907,842)
                                                              ------------         ------------
           Net cash used in investing activities                (2,286,634)          (2,191,185)
                                                              ------------         ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                        58,786,559           47,457,083
  Principal reductions on long-term debt                       (57,038,482)         (46,092,373)
  Increase in deferred financing costs                             (26,613)              -
  Decrease in amounts due from TDA Industries, Inc.                  -                  487,205
                                                              ------------         ------------
           Net cash provided by financing activities             1,721,464            1,851,915
                                                              ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (795,352)          (2,423,013)

CASH AND CASH EQUIVALENTS , BEGINNING OF PERIOD                  7,165,878            8,519,406
                                                              ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  6,370,526         $  6,096,393
                                                              ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                    $    777,537         $    720,127
                                                              ============         ============
  Cash paid during the period for income taxes                $    688,100         $    503,891
                                                              ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  60,000 Common Shares issued in connection with the
      acquisition of MSI Co.                                                       $    300,000
                                                                                   ============



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated unaudited interim financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the annual financial statements of the Company at June 30, 2000. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

Operating results for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

Business Description - The Company is a majority-owned subsidiary of TDA Industries, Inc. ("TDA") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

Basis of Presentation - All of the operations of the Company have been included in the consolidated unaudited interim financial statements. The Company operates in a single industry segment and all of its revenues are derived from sales to third party customers in the United States.

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

Comprehensive Income - For the three months ended September 30, 2000 and 1999 comprehensive income was equal to net income.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2000
Compared to the Three Months Ended September 30, 1999

Revenues of the Company during the three-month period ended September 30, 2000 increased by approximately $5,933,000 (12.2%) compared to the 1999 three-month period. The increase may be generally attributed to the opening of three new distribution centers since September 1999 (approximately $4,576,000). The remaining increase may be attributed to a general improvement in market conditions, offset by revenues that had been generated from distribution centers closed or consolidated.

Cost of sales increased between the 2000 and 1999 three-month periods at approximately the same rate as the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues (75.2%) and gross profit as a percentage of revenues (24.8%) were approximately the same in both of the three-month periods presented.

Operating expenses of the Company increased by approximately $1,273,000 (12.9%) between the 2000 and 1999 three-month periods. Approximately $519,000 of this increase may be attributed to the operating expenses of three new distribution centers opened since September 1999. Of the remaining increase, approximately $617,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $109,000 (24.3%) between the 2000 and 1999 three-month periods. Approximately $66,000 of this increase is additional depreciation and approximately $41,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchase of the businesses and substantially all of the net assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively, which are being amortized over the remaining lives of the goodwill. Operating expenses as a percentage of revenues were 20.4% in the three-month period ended September 30, 2000 compared to 20.3% in the three-month period ended September 30, 1999.

Interest expense increased by approximately $57,000 (8%) between the 2000 and 1999 three-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities.

Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the three-month period ended September 30, 2000 were $1,162,878 and $3,072,026, respectively, compared to net income and EBITDA of $982,088 and $2,622,201, respectively, for the comparable period in fiscal 1999, representing an 18.4% increase in net income and a 17.2% increase in EBITDA.

Liquidity and Capital Resources

The Company's working capital was approximately $34,978,000 and $31,887,000 at September 30, 2000 and June 30, 2000, respectively. At September 30, 2000, the Company's current ratio was 2.15 to 1 compared to
1.97 to 1 at June 30, 2000.

Cash used in operating activities for the three months ended September 30, 2000 was approximately $230,000. Such amount consisted primarily of increased levels of deferred income taxes of $175,000, accounts and notes receivable of $4,672,000, decreased levels of accrued expenses and other current liabilities of $903,000 and income taxes due to TDA Industries, Inc. of $1,144,000, offset by net income of $1,163,000, depreciation and amortization of $564,000, decreased levels of inventories of $2,751,000 and other current assets of $242,000 and increased levels of allowance for doubtful accounts of $420,000, accounts payable of $1,437,000 and federal and state income taxes of $87,000.

Cash used in investing activities during the three months ended September 30, 2000 was approximately $2,287,000. Such amount consisted primarily of payments of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. by JEH Eagle of $2,141,000 and capital expenditures of $145,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $710,000, of which approximately $300,000 is anticipated to be financed and used for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas.

Cash provided by financing activities during the three months ended September 30, 2000 was approximately $1,721,000. Such amount consisted primarily of a net principal increase in long-term debt of $1,748,000 and an increase in deferred financing costs of approximately $27,000.

Acquisitions

In July 1997, JEH Eagle acquired the business and substantially all of the net assets of JEH Co., a Texas corporation, wholly-owned by the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Company's initial public offering on March 17, 1999 (the "Offering"), the Company issued 300,000 of its common shares to the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration was paid to JEH Co., and approximately $1,947,000 of additional consideration is payable to JEH Co. for the fiscal year ended June 30, 2000. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill.

In October 1998, MSI Eagle acquired the business and substantially all of the net assets of MSI Co., a Texas corporation, wholly-owned by a Senior Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 of its common shares to the designee of MSI Co. in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 2000, approximately $216,000 of additional consideration is payable to MSI Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to MSI Co. for fiscal 1999.

Credit Facilities

In June 2000, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with JEH Eagle and Eagle as borrowers. The amended loan agreement increased the Company's credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. This credit facility bears interest as follows (with the alternatives at the Company's election):

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

    * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of Eagle and JEH Eagle and is guaranteed by the Company.

In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% per annum two-year note. The note was payable in full in October 2000, and TDA had agreed to defer the interest payable on the note until its maturity. In October 2000, interest on the note was paid in full, and TDA and JEH Eagle (successor by merger to MSI Eagle) agreed to refinance the $1,000,000 principal amount of the note pursuant to a new 8.75% per annum demand promissory note.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on operating results, but there can be no assurance that this will continue to be so in the future.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to variable interest rate liabilities or forecasted transactions, changes in the fair value of the derivative instrument will be reported in other comprehensive income. Any ineffectiveness between the hedged item and the hedge would be recognized currently in earnings. The gains and losses on the derivative instruments that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company has adopted SFAS 133 and SFAS 138 in the quarter ended September 30, 2000 with no impact on the Company's financial position, operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the quarter ended December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's carrying value of cash, trade accounts receivable, accounts payable, accrued expenses, taxes payable and its existing line of credit facility are a reasonable approximation of their fair value.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures and other governmental regulations and restrictions. The Company's future results could be materially and adversely impacted by changes in these or other factors.

                       PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)   The following exhibit is being filed with this Report:

           Exhibit 27         Financial Data Schedule

     (b)   Reports on Form 8-K.

           The Registrant filed a Report on Form 8-K on July 10, 2000 reporting an event under Item 5. - Other Events.

                               SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EAGLE SUPPLY GROUP, INC.




Dated: November 9, 2000               By:     /s/ Douglas P. Fields
                                         ----------------------------------
                                         Douglas P. Fields, Chairman of
                                         the Board of Directors, Chief
                                         Executive Officer and a Director
                                         (Principal Executive Officer)



Dated: November 9, 2000               By:     /s/ Frederick M. Friedman
                                         ----------------------------------
                                         Frederick M. Friedman, Executive
                                         Vice President, Treasurer,
                                         Secretary and a Director
                                         (Principal Financial and
                                         Accounting Officer)