Form 10-Q
period 2000-12-31
EAGLE SUPPLY GROUP INC
filed 2001-02-14
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM  10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

                                      OR

[  ]    Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                Commission File Number:         000-25423
                                                ---------


                          EAGLE SUPPLY GROUP, INC.
--------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

              Delaware                               13-3889248
--------------------------------------------------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

122 East 42nd Street, Suite 1116,  New York, New York         10168
--------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                               212-986-6190
--------------------------------------------------------------------------
	(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---            ---

The number of shares outstanding of the Registrant's Common Stock, as of February 9, 2001, was 8,510,000 shares.

                           EAGLE SUPPLY GROUP, INC.

                              INDEX TO FORM 10-Q

                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheets as of December 31, 2000
        (Unaudited) and June 30, 2000 (Audited)                         3

        Consolidated Unaudited Statements of Operations for
        the Three Months and Six Months Ended December 31,
        2000 and 1999                                                   4

        Consolidated Unaudited Statement of Shareholders'
        Equity for the Six Months Ended December 31, 2000               5

  	Consolidated Unaudited Statements of Cash Flows for
        the Six Months Ended December 31, 2000 and 1999                 6


        Notes to Consolidated Unaudited Financial Statements            7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                   13

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders
                                                                       14

Item 6.  Exhibits and Reports on Form 8-K
                                                                       14


SIGNATURES                                                             15

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------

                                               December 31,         June 30,
                                                   2000              2000
                                               (Unaudited)         (Audited)
                                               ------------      ------------

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                    $  6,309,438      $  7,165,878
  Accounts and notes receivable, net             27,777,057        29,444,868
  Inventories                                    23,479,747        26,321,681
  Deferred tax assets                               837,809           601,426
  Other current assets                            1,149,755         1,122,431
                                               ------------      ------------
           Total current assets                  59,553,806        64,656,284

PROPERTY AND EQUIPMENT, net                       5,054,129         5,542,722

EXCESS COST OF INVESTMENTS OVER
  NET ASSETS ACQUIRED, net                       13,915,146        14,123,363

DEFERRED FINANCING COSTS, net                       204,996           186,772
                                               ------------      ------------
                                               $ 78,728,077      $ 84,509,141
                                               ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 13,379,179      $ 22,504,893
  Accrued expenses and other current
    liabilities                                   2,926,588         6,121,299
  Current portion of long-term debt               3,000,000         3,000,000
  Income taxes due to TDA Industries, Inc.            -             1,143,537
                                               ------------      ------------
           Total current liabilities             19,305,767        32,769,729

LONG-TERM DEBT                                   39,867,275        33,089,454

DEFERRED TAX LIABILITIES                            437,612           464,212
                                               ------------      ------------
           Total liabilities                     59,610,654        66,323,395
                                               ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per
    share, 2,500,000 shares authorized;
    none issued and outstanding                       -                -
  Common shares, $.0001 par value per share,
    25,000,000 shares authorized; issued
    and outstanding - 8,510,000 shares                  851               851
  Additional paid-in capital                     16,958,141        16,958,141
  Retained earnings                               2,158,431         1,226,754
                                               ------------      ------------
           Total shareholders' equity            19,117,423        18,185,746
                                               ------------      ------------
                                               $ 78,728,077      $ 84,509,141
                                               ============      ============




See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 21, 2000 AND 1999
--------------------------------------------------------------------------


                                              THREE MONTHS                               SIX MONTHS
                                       2000                  1999               2000                  1999
                                   -----------           -----------         -----------           -----------

REVENUES                           $44,193,443           $45,240,311         $98,684,442           $93,798,740

COST OF SALES                       32,841,329            33,991,710          73,818,522            70,504,822
                                   -----------           -----------         -----------           -----------
                                    11,352,114            11,248,601          24,865,920            23,293,918
                                   -----------           -----------         -----------           -----------

OPERATING EXPENSES                  10,370,482             9,113,506          20,931,911            18,517,004

DEPRECIATION AND AMORTIZATION          341,507               285,952             686,433               559,331

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER
  NET ASSETS ACQUIRED                  205,479               154,559             402,847               310,812

AMORTIZATION OF DEFERRED
  FINANCING COSTS                       22,923                19,854              44,740                39,708
                                   -----------           -----------         -----------           -----------
                                    10,940,391             9,573,871          22,065,931            19,426,855
                                   -----------           -----------         -----------           -----------

INCOME FROM OPERATIONS                 411,723             1,674,730           2,799,989             3,867,063
                                   -----------           -----------         -----------           -----------
OTHER INCOME (EXPENSE):
  Interest income                      128,513               171,089             280,662               260,971
  Interest expense                    (911,437)             (792,454)         (1,688,974)           (1,512,581)
                                   -----------           -----------         -----------           -----------
                                      (782,924)             (621,365)         (1,408,312)           (1,251,610)
                                   -----------           -----------         -----------           -----------
(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES          (371,201)            1,053,365           1,391,677             2,615,453


(BENEFIT) PROVISION FOR INCOME
  TAXES                               (140,000)              405,000             460,000               985,000
                                   -----------           -----------         -----------           -----------
NET (LOSS) INCOME                  $  (231,201)          $   648,365         $   931,677           $ 1,630,453
                                   ===========           ===========         ===========           ===========

BASIC AND DILUTED NET (LOSS)
  INCOME PER SHARE                 $     (.03)           $       .08         $       .11           $       .19
                                   ===========           ===========         ===========           ===========

COMMON SHARES USED IN BASIC AND
  DILUTED NET (LOSS) INCOME PER
  SHARE                              8,510,000             8,510,000           8,510,000             8,510,000
                                   ===========           ===========         ===========           ===========



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENT OF SHAREHOLDERS'  EQUITY
SIX MONTHS ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------



                                                                         Additional
                               Preferred Shares      Common Shares        Paid-In        Retained
                               Shares    Amount    Shares      Amount     Capital        Earnings        Total
                               ------    ------   ---------    ------    -----------    ----------    -----------

BALANCE, JUNE 30, 2000            -      $  -     8,510,000    $ 851     $16,958,141    $1,226,754    $18,185,746

  Net income                      -         -        -           -           -             931,677        931,677

BALANCE, DECEMBER 31, 2000        -      $  -     8,510,000    $ 851     $16,958,141    $2,158,431    $19,117,423










See notes to consolidated unaudited financial statements.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------


                                                                             2000           1999
                                                                       -------------    ------------
OPERATING ACTIVITIES:

  Net income                                                           $     931,677    $  1,630,453
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization                                        1,134,020         909,851
      Deferred income taxes                                                 (262,983)       (282,332)
      Increase in allowance for doubtful accounts                            624,759         776,278
      Changes in assets and liabilities:
        Decrease (increase) in accounts and notes receivable               1,043,052        (209,747)
        Decrease (increase) in inventories                                 2,841,934      (1,936,663)
        Increase in other current assets                                     (27,324)        (55,649)
        Decrease in accounts payable                                      (9,125,714)     (2,582,985)
        (Decrease) increase in accrued expenses and other
           current liabilities                                            (1,023,580)        702,504
        Decrease in income taxes due to TDA Industries, Inc.              (1,143,537)           -
                                                                       -------------    ------------
           Net cash used in operating activities                          (5,007,696)     (1,048,290)
                                                                       -------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                                      (197,840)       (537,902)
  Payment of additional consideration pursuant to
    the acquisition of JEH Co.                                            (2,141,453)     (1,907,842)
  Payment of additional consideration pursuant to
    the acquisition of MSI Co.                                              (224,308)           -
                                                                       -------------    ------------
           Net cash used in investing activities                          (2,563,601)     (2,445,744)
                                                                       -------------    ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                                 118,279,804      95,921,613
  Principal reductions on long-term debt                                (111,501,983)    (95,425,031)
  Increase in deferred financing costs                                       (62,964)          -
  Decrease in amounts due from TDA Industries, Inc.                            -             487,205
                                                                       -------------    ------------
           Net cash provided by financing activities                       6,714,857         983,787
                                                                       -------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (856,440)     (2,510,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             7,165,878       8,519,406
                                                                       -------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   6,309,438    $  6,009,159
                                                                       =============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                             $   1,688,974    $  1,512,581
                                                                       =============    ============

  Cash paid during the period for income taxes                         $   1,313,038    $    535,591
                                                                       =============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  60,000 Common shares issued pursuant to the acquisition
  of MSI Co.                                                                            $    300,000
                                                                                        ============



See notes to consolidated unaudited financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated unaudited interim financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual financial statements of the Company at June 30, 2000. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

        Operating results for the three months and six months ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

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

        Comprehensive Income (Loss) - For the six months ended December 31, 2000 and 1999 comprehensive income (loss) was equal to net income
        (loss).

        Reclassifications - Certain reclassifications have been made in the prior period financial statements in order to comform to classifications used in the current periods.

                                  * * * * *

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

        Results of Operations

        Three Months Ended December 31, 2000
        Compared to the Three Months Ended December 31, 1999

        Revenues of the Company during the three-month period ended December 31, 2000 decreased by approximately $1,047,000 (2.3%) compared to the 1999 three-month period. This decrease may be attributed to the severe weather conditions in November and December in the Company's Texas, Colorado and Midwest market areas that prevented its customers from working normal schedules and the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $4,016,000), offset by revenues generated by the opening of four new distribution centers since December 1999 (approximately $4,438,000).

        Cost of sales decreased between the 2000 and 1999 three-month periods at a greater rate than the decrease in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 74.3% in the three-month period ended December 31, 2000 from 75.1% in the three-month period ended

        December 31, 1999, and gross profit as a percentage of revenues increased to 25.7% in the three-month period ended December 31, 2000 from 24.9% in the three-month period ended December 31, 1999.

        Operating expenses of the Company increased by approximately $1,367,000 (14.3%) between the 2000 and 1999 three-month periods. Approximately $716,000 of this increase may be attributed to the operating expenses of four new distribution centers opened since December 1999. Of the remaining increase, approximately $572,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, which the Company was experiencing prior to the negative impact of severe weather conditions (as noted above) in November and December. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $110,000 (23.8%) between the 2000 and 1999 three-month periods. Approximately $56,000 of this increase is additional depreciation, approximately $51,000 is additional amortization of goodwill and approximately $3,000 is additional amortization of deferred financing costs. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchase of the businesses and substantially all of the net assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively, which are being amortized over the remaining lives of the goodwill. Operating expenses as a percentage of revenues were 24.8% in the three-month period ended December 31, 2000 compared to 21.2% in the three-month period ended December 31, 1999.

        Interest expense increased by approximately $119,000 (15%) between the 2000 and 1999 three-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities.

        Six Months Ended December 31, 2000
        Compared to the Six Months Ended December 31, 1999

        Revenues of the Company during the six-month period ended December 31, 2000 increased by approximately $4,886,000 (5.2%) compared to the 1999 six-month period. The increase may generally be attributed to the opening of four new distribution centers since December 1999 (approximately $9,014,000), offset by lost revenues that had been generated from distribution centers closed or consolidated (approximately $6,784,000). Revenue growth during the six-month period ended December 31, 2000 was negatively impacted by the decline in revenues during the three-month period ended December 31, 2000, which was caused by severe weather conditions in November and December in the Company's Texas, Colorado and Midwest market areas (see above).

        Cost of sales decreased between the 2000 and 1999 six-month periods at a greater rate than the increase in revenues between these six-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 74.8% in the six-month period ended December 31, 2000 from 75.2% in the six-month period ended December 31, 1999, and gross profit as a percentage of revenues increased to 25.2% in the six-month period ended December 31, 2000 from 24.8% in the six-month period ended December 31, 1999.

        Operating expenses of the Company increased by approximately $2,639,000 (13.6%) between the 2000 and 1999 six-month periods. Approximately $1,234,000 of this increase may be attributed to the operating expenses of four new distribution centers opened since December 1999. Of the remaining increase, approximately $1,235,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $224,000 (24.6%) between the 2000 and 1999 six-month periods. Approximately $127,000 of this increase is additional depreciation, approximately $92,000 is additional amortization of goodwill and approximately $5,000 is additional amortization of deferred financing costs. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchase of the businesses and substantially all of the net assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively, which are being amortized over the remaining lives of the goodwill. Operating expenses as a percentage of revenues were 22.4% in the six-month period ended December 31, 2000 compared to 20.7% in the six-month period ended December 31, 1999.

        Interest expense increased by approximately $176,000 (11.7%) between the 2000 and 1999 six-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities.

        Liquidity and Capital Resources

        The Company's working capital was approximately $40,248,000 and $31,887,000 at December 31, 2000 and June 30, 2000, respectively. At December 31, 2000, the Company's current ratio was 3.08 to 1 compared to 1.97 to 1 at June 30, 2000.

        Cash used in operating activities for the six months ended December 31, 2000 was approximately $5,008,000. Such amount consisted primarily of increased levels of deferred income taxes of $263,000, decreased levels of other current assets of $27,000, accounts payable of $9,126,000, accrued expenses and other current liabilities of $1,024,000 and income taxes due to TDA Industries, Inc. of $1,144,000, offset by net income of $932,000, depreciation and amortization of $1,134,000, decreased levels of accounts and notes receivable of $1,043,000, inventories of $2,842,000 and increased levels of allowance for doubtful accounts of $625,000.

        Cash used in investing activities during the six months ended December 31, 2000 was approximately $2,564,000. Such amount consisted primarily of payments of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. by JEH Eagle and MSI Co. by MSI Eagle of $2,141,000 and $224,000, respectively, and capital expenditures of $198,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $860,000, of which approximately $435,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas.

        Cash provided by financing activities during the six months ended December 31, 2000 was approximately $6,715,000. Such amount consisted primarily of a net principal increase in long-term debt of $6,778,000 and an increase in deferred financing costs of approximately $63,000.

        Acquisitions

        In July 1997, JEH Eagle acquired the business and substantially all of the net assets of JEH Co., a Texas corporation, wholly-owned by the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Company's initial public offering on March 17, 1999 (the "Offering"), the Company issued 300,000 of its common shares to the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 1999, approximately $1,773,000 of additional consideration was paid to JEH Co., and approximately $1,947,000 of additional consideration was paid to JEH Co. for the fiscal year ended June 30, 2000. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill.

        In October 1998, MSI Eagle acquired the business and substantially all of the net assets of MSI Co., a Texas corporation, wholly-owned by a Senior Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 of its common shares to the designee of MSI Co. in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co., or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 2000, approximately $216,000 of additional consideration was paid to MSI Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill. No additional consideration was payable to MSI Co. for fiscal 1999.

        Credit Facilities

        In June 2000, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with JEH Eagle and Eagle as borrowers. In October 2000, JEH/Eagle, L.P., the Company's limited partnership, was added to the credit facility as a borrower. The amended loan agreement increased the Company's credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. This credit facility bears interest as follows (with the alternatives at the Company's election):

        * Equipment Term Note - Libor (as defined), plus two and one-half (2.5%) percent, or the lender's Prime Rate (as defined), plus one-half of one (1/2%) percent.

        * Acquisition Term Note - Libor, plus two and three-fourths (2.75%) percent, or the lender's Prime Rate, plus three-fourths of one (3/4%) percent.

        * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

        In February 2001, the credit facility was amended to change certain definitions, the cash flow covenants, to provide for limited overadvances, and to increase the annual interest rate by twenty-five (25) basis points under certain conditions. Additionally, had this amendment not been entered into, a non-monetary, technical violation of a cash flow covenant would have occurred under the credit facility.

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

        New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to variable interest rate liabilities or forecasted transactions, changes in the fair value of the derivative instrument will be reported in other comprehensive income. Any ineffectiveness between the hedged item and the hedge would be recognized currently in earnings. The gains and losses on the derivative instruments that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company adopted the provisions of SFAS 133 and SFAS 138 in the quarter ended December 31, 2000 with no impact on the Company's financial position, operations or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the quarter ended December 31, 2000 with no material impact on the Company's financial position, operations or cash flows.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securityholders

        On December 7, 2000, the Company held its Annual Meeting of Stockholders for purposes of electing seven persons to serve on the Company's Board of Directors until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified as provided in the Company's Articles of Incorporation and Bylaws.

        The proposal was voted for affirmatively by the Company's stockholders as follows:

------------------------------------------------------------------------------
                                         Votes For  Votes Withheld  Not Voting
------------------------------------------------------------------------------

The following seven persons were         7,347,181       11,723     1,151,096
elected by the Company's stockholders
to serve as directors for the term
indicated above. All such persons had
been directors of the Company prior to
the meeting: Douglas P. Fields;Frederick
M. Friedman; James E. Helzer; Paul D.
Finkelstein; George Skakel III; Steven R.
Andrews, Esq.; and John E. Smircina, Esq.
------------------------------------------------------------------------------



Item 6.    Exhibits and Reports on Form 8-K

        (a)     The following exhibits are being filed with this Report:

                Exhibit 10.45   First Amendment to Amended, Restated
                                and Consolidated Loan and Security Agreement; and Subordination Agreement

        (b)     Reports on Form 8-K.

                    None

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              EAGLE SUPPLY GROUP, INC.




Dated: February 14, 2001                 By: /s/ Douglas P. Fields
                                             ----------------------------
                                             Douglas P. Fields, Chairman
                                             of the Board of Directors, Chief
                                             Executive Officer and a Director
                                             (Principal Executive Officer)





Dated: February 14, 2001                 By: /s/ Frederick M. Friedman
                                             -----------------------------
                                             Frederick M. Friedman, Executive
                                             Vice President, Treasurer,
                                             Secretary and a Director
                                             (Principal Financial and
                                             Accounting Officer)