Form 10-Q
period 2001-03-31
EAGLE SUPPLY GROUP INC
filed 2001-05-10
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM  10-Q

                                 (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2001
                                              --------------

                                     OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _______ to _______


                  Commission File Number:     000-25423
                                              ---------

                            EAGLE SUPPLY GROUP, INC.
   -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                             13-3889248
   -------------------------------------------------------------------------
        (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)              Identification No.)


       122 East 42nd Street, Suite 1116,  New York, New York    10168
   -------------------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)


                                212-986-6190
   -------------------------------------------------------------------------
	(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---            ---

The number of shares outstanding of the Registrant's Common Stock, as of May 8, 2001, was 8,510,000 shares.

                           EAGLE SUPPLY GROUP, INC.

                              INDEX TO FORM 10-Q

                                                                         PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     Consolidated Balance Sheets (Unaudited) as of March 31, 2001
     and June 30, 2000 (Audited)                                           3

     Consolidated Statements of Operations (Unaudited) for the Three
     Months and Nine Months Ended March 31, 2001 and 2000                  4

     Consolidated Statement of Shareholders' Equity (Unaudited) for
     the Nine Months Ended March 31, 2001                                  5

     Consolidated Statements of Cash Flows (Unaudited) for the Nine
     Months Ended March 31, 2001 and 2000                                  6

     Notes to Unaudited Consolidated Financial Statements                  7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     13

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                15


EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                                    March 31,        June 30,
                                                      2001            2000
                                                   (Unaudited)      (Audited)
                                                  -------------   ------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  5,270,407   $  7,165,878
  Accounts and notes receivable, net                 29,589,481     29,444,868
  Inventories                                        26,719,505     26,321,681
  Deferred tax assets                                   958,581        601,426
  Other current assets                                1,028,693      1,122,431
                                                   ------------   ------------
       Total current assets                          63,566,667     64,656,284

PROPERTY AND EQUIPMENT, net                           4,921,366      5,542,722

EXCESS COST OF INVESTMENTS OVER
  NET ASSETS ACQUIRED, net                           13,722,381     14,123,363

DEFERRED FINANCING COSTS, net                           180,027        186,772
                                                   ------------   ------------
                                                   $ 82,390,441   $ 84,509,141
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 23,722,667   $ 22,504,893
  Accrued expenses and other current liabilities      2,781,343      6,121,299
  Current portion of long-term debt                   3,000,000      3,000,000
  Income taxes due to TDA Industries, Inc.                  -        1,143,537
                                                   ------------   ------------
       Total current liabilities                     29,504,010     32,769,729

LONG-TERM DEBT                                       33,746,547     33,089,454

DEFERRED TAX LIABILITIES                                437,612        464,212
                                                   ------------   ------------
       Total liabilities                             63,688,169     66,323,395
                                                   ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per share,
    2,500,000 shares authorized; none issued and
    outstanding                                             -              -

  Common shares, $.0001 par value per share,
  25,000,000 shares authorized; issued and
  outstanding - 8,510,000 shares
                                                            851            851
  Additional paid-in capital                         16,958,141     16,958,141
  Retained earnings                                   1,743,280      1,226,754
                                                   ------------   ------------
       Total shareholders' equity                    18,702,272     18,185,746
                                                   ------------   ------------
                                                   $ 82,390,441   $ 84,509,141
                                                   ============   ============


See notes to unaudited consolidated financial statements.


EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------

                                               THREE MONTHS                    NINE MONTHS
                                          2001            2000           2001              2000
                                      ------------    ------------    ------------     ------------
REVENUES                              $ 41,915,514    $ 40,970,622    $140,599,956     $134,769,362

COST OF SALES                           31,406,733      30,951,231     105,225,255      101,456,053
                                      ------------    ------------    ------------     ------------
                                        10,508,781      10,019,391      35,374,701       33,313,309
                                      ------------    ------------    ------------     ------------

OPERATING EXPENSES                       9,909,441       9,116,988      30,841,352       27,633,992

DEPRECIATION AND AMORTIZATION              355,859         329,739       1,042,292          889,070

AMORTIZATION OF EXCESS COST
  OF INVESTMENTS OVER
  NET ASSETS ACQUIRED                      201,423         155,391         604,270          466,203

AMORTIZATION OF DEFERRED
  FINANCING COSTS                           24,969          19,854          69,709           59,562
                                      ------------    ------------    ------------     ------------
                                        10,491,692       9,621,972      32,557,623       29,048,827
                                      ------------    ------------    ------------     ------------

INCOME FROM OPERATIONS                      17,089         397,419       2,817,078        4,264,482
                                      ------------    ------------    ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                          110,859         154,015         391,521          414,986
  Interest expense                        (793,099)       (764,304)     (2,482,073)      (2,276,885)
                                      ------------    ------------    ------------     ------------
                                          (682,240)       (610,289)     (2,090,552)      (1,861,899)
                                      ------------    ------------    ------------     ------------
(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES              (665,151)       (212,870)        726,526        2,402,583


(BENEFIT) PROVISION FOR INCOME TAXES      (250,000)        (88,000)        210,000          897,000
                                      ------------    ------------    ------------     ------------
NET (LOSS) INCOME                     $   (415,151)   $   (124,870)   $    516,526     $  1,505,583
                                      ------------    ------------    ------------     ------------

BASIC AND DILUTED NET (LOSS)
  INCOME PER SHARE                    $      (.05)    $       (.01)   $        .06     $        .18
                                      ===========     ============    ============     ============
COMMON SHARES USED IN BASIC AND
  DILUTED NET (LOSS) INCOME PER SHARE   8,510,000        8,510,000       8,510,000        8,510,000
                                      ===========     ============    ============     ============



See notes to unaudited consolidated financial statements.


EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2001
----------------------------------------------------------------------------------------------------------

                                                                  Additional
                          Preferred Shares     Common   Shares      Paid-In     Retained
                          Shares    Amount     Shares   Amount      Capital     Earnings         Total
                          ------    ------  ---------   ------   ------------  -----------    ------------

BALANCE, JUNE 30, 2000        -     $  -    8,510,000   $  851   $ 16,958,141  $ 1,226,754    $ 18,185,746

  Net income                  -        -          -        -              -        516,526         516,526
                           ------   ------  ---------   ------   ------------  -----------    ------------

BALANCE, MARCH 31, 2001       -     $  -    8,510,000   $  851   $ 16,958,141  $ 1,743,280    $ 18,702,272
                           ======   ======  =========   ======   ============  ===========    ============





See notes to audited consolidated financial statements.


EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------------
                                                              2001         2000
                                                         ------------  ------------

OPERATING ACTIVITIES:
 Net income                                              $    516,526  $  1,505,583
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                            1,716,271     1,414,835
   Deferred income taxes                                     (383,755)     (344,435)
   Increase in allowance for doubtful accounts                942,581       944,709
   Changes in assets and liabilities:
    Increase in accounts and notes receivable              (1,087,194)     (722,422)
    Increase in inventories                                  (397,824)   (8,060,461)
    Decrease in other current assets                           93,738       139,675
    Increase in accounts payable                            1,217,774     3,912,131
    Decrease in accrued expenses a
     current liabilities                                   (1,177,483)     (755,174)
    Decrease in income taxes due to
       TDA Industries, Inc.                                (1,143,537)          -
                                                         ------------  ------------
      Net cash provided by (used in)
        operating activities                                  297,097    (1,965,559)
                                                         ------------  ------------

INVESTING ACTIVITIES:
 Capital expenditures                                        (420,936)     (728,837)
 Payment of additional consideration pursuant to
  the acquisition of JEH Co.                               (2,141,453)   (1,907,842)
 Payment of additional consideration pursuant to
  the acquisition of MSI Co.                                 (224,308)          -
                                                         ------------  ------------
      Net cash used in investing activities                (2,786,697)   (2,636,679)
                                                         ------------  ------------

FINANCING ACTIVITIES:
 Principal borrowings on long-term debt                   159,586,483   143,918,946
  Principal reductions on long-term debt                 (158,929,390) (142,361,509)
  Increase in deferred financing costs                        (62,964)          -
  Decrease in amounts due from TDA Industries, Inc.               -         487,205
                                                         ------------  ------------
      Net cash provided by financing activities               594,129     2,044,642
                                                         ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,895,471)   (2,557,596)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              7,165,878     8,519,406
                                                         ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  5,270,407  $  5,961,810
                                                         ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                $  2,482,073  $  2,276,885
                                                         ============  ============

 Cash paid during the period for income taxes            $  1,334,072  $    825,741
                                                         ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

  60,000 Common shares issued pursuant to the
  acquisition of MSI Co.                                               $    300,000
                                                                       ============




See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    The accompanying unaudited consolidated interim financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at June 30, 2000.
    In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

    Operating results for the three months and nine months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

    Business Description - The Company is a majority-owned subsidiary of TDA Industries, Inc. ("TDA") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

    Basis of Presentation - All of the operations of the Company have been included in the unaudited consolidated interim financial statements. The Company operates in a single industry segment and all of its revenues are derived from sales to third party customers in the United States.

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

    Comprehensive Income (Loss) - For the nine months ended March 31, 2001 and 2000, comprehensive income (loss) was equal to net income
    (loss).

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


Results of Operations

Three Months Ended March 31, 2001
Compared to the Three Months Ended March 31, 2000

Revenues of the Company during the three-month period ended March 31, 2001 increased by approximately $945,000 (2.3%) compared to the 2000 three-month period. This increase may be attributed to revenues generated by the opening of four new distribution centers since March 2000 (approximately $3,600,000), offset by the loss of revenues as a result of continued adverse weather conditions experienced during the quarter in the Company's Texas, Colorado and Midwest market areas that prevented its customers from working normal schedules and the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $1,680,000).

Cost of sales increased between the 2001 and 2000 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 74.9% in the three-month period ended March 31, 2001 from 75.5% in the three-month period ended March 31, 2000, and gross profit as a percentage of revenues increased to 25.1% in the three-month period ended March 31, 2001 from 24.5% in the three-month period ended March 31, 2000.

Operating expenses increased by approximately $870,000 (9%) between the 2001 and 2000 three-month periods. Approximately $611,000 of this increase may be attributed to the operating expenses of four new distribution centers opened since March 2000. Of the remaining increase, approximately $172,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, which the Company was experiencing prior to the negative impact of severe weather conditions (as noted above). Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $77,000 (15.3%) between the 2001 and 2000 three-month periods. Approximately $46,000 of this increase is additional amortization of goodwill, approximately $26,000 is additional depreciation and approximately $5,000 is additional amortization of deferred financing costs. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchase of the businesses and substantially all of the net assets of JEH Co. and MSI Co. by JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle"), respectively, which are being amortized over the remaining lives of the goodwill. Operating expenses as a percentage of revenues were 25% in the three-month period ended March 31, 2001 compared to 23.5% in the three-month period ended March 31, 2000.

Interest expense increased by approximately $29,000 (3.8%) between the 2001 and 2000 three-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities.

Nine Months Ended March 31, 2001
Compared to the Nine Months Ended March 31, 2000

Revenues of the Company during the nine-month period ended March 31, 2001 increased by approximately $5,831,000 (4.3%) compared to the 2000 nine-month period. The increase may generally be attributed to the opening of four new distribution centers since March 2000 (approximately $12,605,000), offset by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $8,463,000). Revenue growth during the nine-month period ended March 31, 2001 was negatively impacted by the loss of revenues during the three-month periods ended December 31, 2000 and March 31, 2001, which was caused by adverse weather conditions in the Company's Texas, Colorado and Midwest market areas (see above).

Cost of sales increased between the 2001 and 2000 nine-month periods at a lesser rate than the increase in revenues between these nine-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 74.8% in the nine-month period ended March 31, 2001 from 75.3% in the nine-month period ended March 31, 2000, and gross profit as a percentage of revenues increased to 25.2% in the nine-month period ended March 31, 2001 from 24.7% in the nine-month period ended March 31, 2000.

Operating expenses increased by approximately $3,509,000 (12.1%) between the 2001 and 2000 nine-month periods. Approximately $1,846,000 of this increase may be attributed to the operating expenses of four new distribution centers opened since March 2000. Of the remaining increase, approximately $1,456,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $301,000 (21.3%) between the 2001 and 2000 nine-month periods. Approximately $153,000 of this increase is additional depreciation, approximately $138,000 is additional amortization of goodwill and approximately $10,000 is additional amortization of deferred financing costs. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchase of the businesses and substantially all of the net assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively, which are being amortized over the remaining lives of the goodwill. Operating expenses as a percentage of revenues were 23.2% in the nine-month period ended March 31, 2001 compared to 21.6% in the nine-month period ended March 31, 2000.

Interest expense increased by approximately $205,000 (9%) between the 2001 and 2000 nine-month periods. This increase is due to the increase in interest expense on borrowings under revolving credit facilities.


Liquidity and Capital Resources

The Company's working capital was approximately $34,063,000 and $31,887,000 at March 31, 2001 and June 30, 2000, respectively. At March 31, 2001, the Company's current ratio was 2.15 to 1 compared to 1.97 to 1 at June 30, 2000.

Cash provided by operating activities for the nine months ended March 31, 2001 was approximately $297,000. Such amount consisted primarily of net income of $517,000, depreciation and amortization of $1,716,000, increased levels of allowance for doubtful accounts of $942,000 and accounts payable of $1,218,000 and decreased levels of other current assets of $94,000, offset by increased levels of deferred income taxes of $384,000, accounts and notes receivable of $1,087,000 and inventories of $398,000 and decreased levels of accrued expenses and other current liabilities of $1,177,000 and income taxes due to TDA Industries, Inc. of $1,144,000.

Cash used in investing activities during the nine months ended March 31, 2001 was approximately $2,787,000. Such amount consisted primarily of additional consideration paid for the purchase of the businesses and substantially all of the net assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively, of approximately $2,141,000 and $224,000, respectively, and capital expenditures of $422,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $390,000, of which approximately $200,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas.

Cash provided by financing activities during the nine months ended March 31, 2001 was approximately $594,000. Such amount consisted primarily of a net increase in principal borrowings on long-term debt of $657,000, offset by an increase in deferred financing costs of approximately $63,000.

Acquisitions

In July 1997, JEH Eagle acquired the business and substantially all of the net assets of JEH Co., a Texas corporation, wholly-owned by the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co., or its designee, are to be paid by JEH Eagle. Upon consummation of the Company's initial public offering on March 17, 1999 (the "Offering"), the Company issued 300,000 of its common shares to the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 2000 and 1999, approximately $1,947,000 and approximately $1,773,000, respectively, was paid to JEH Co. All of such additional consideration increased goodwill and is being amortized over the remaining life of the goodwill.

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

                         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are being filed with this Report:

                None

         (b)  Reports on Form 8-K.

                The Registrant filed a Report on Form 8-K on January 26, 2001 reporting an event under Item 5 - Other Events.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EAGLE SUPPLY GROUP, INC.


Dated: May 10, 2001                   By: /s/ Douglas P. Fields
       ------------                       ------------------------------
                                          Douglas P. Fields, Chairman
                                          of the Board of Directors, Chief
                                          Executive Officer and a Director
                                          (Principal Executive Officer)





Dated: May 10, 2001                   By: /s/ Frederick M. Friedman
       ------------                       ------------------------------
                                          Frederick M. Friedman,
                                          Executive Vice President,
                                          Treasurer, Secretary and a
                                          Director (Principal Financial
                                          and Accounting Officer)