Form 10-K
period 2001-06-30
EAGLE SUPPLY GROUP INC
filed 2001-09-28
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended:      June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to _________________

Commission File Number:  000-25423


                           EAGLE SUPPLY GROUP, INC.
-----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                             13-3889248
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

        122 East 42nd Street, Suite 1116, New York, New York       10168
-----------------------------------------------------------------------------
        (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:     (212) 986-6190

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                               Name of Each Exchange on
                                                  Which Registered
---------------------------                       ---------------------------

Common Stock                                      Boston Stock Exchange

Redeemable Common Stock Purchase Warrants         Boston Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                   None
-----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]         No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:)

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [__]          No  [__]

The aggregate market value of the common equity of the Registrant held by non-affiliates on September 21, 2001, was approximately $2,959,000 based upon the closing price ($1.10 per share) as reported by NASDAQ on that date. The number of shares outstanding of the Registrant's common stock, as of September 21, 2001, was 8,510,000 shares.


                   DOCUMENTS INCORPORATED BY REFERENCE

                            TABLE OF CONTENTS

SAFE HARBOR..............................................................   4

PART I     ..............................................................   4
ITEM 1.    BUSINESS......................................................   4
ITEM 2.    PROPERTIES....................................................  21
ITEM 3.    LEGAL PROCEEDINGS.............................................  23
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  23

PART II    ..............................................................  24
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.............................  24
ITEM 6.    SELECTED FINANCIAL DATA.......................................  26
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................  28
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....  36
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  36
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................  36

PART III   ..............................................................  37
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................  37
ITEM 11.   EXECUTIVE COMPENSATION........................................  40
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................  51
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  52

PART IV    ..............................................................  56
ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K....................................................  56

SIGNATURES ..............................................................  57



EAGLE SUPPLY GROUP, INC. CONSOLIDATED FINANCIAL
STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001, 2000
AND 1999, AND INDEPENDENT AUDITORS' REPORT

                           SAFE HARBOR
                           -----------

	This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or loss of existing sources of supply, the cost, pricing of and demand for distributed products, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" for a description of some, but not all, risks, uncertainties and contingencies.

                               PART I
                               ------

ITEM 1.  BUSINESS
                              Background
                              ----------

	Eagle Supply Group, Inc. ("us," "our," "we" or the "Company"), with corporate offices in New York City and operations headquarters in Mansfield, Texas, believes that it is one of the largest wholesale distributors of residential roofing and masonry supplies and related products in the United States. We sell primarily to contractors and subcontractors engaged in roofing repair and construction of new residences and commercial property through our own distribution facilities and direct sales force. We currently operate a network of 34 distribution centers in 10 states, including locations in Florida
(10), Texas (11), Colorado (5), Alabama (2), and one each in Illinois, Indiana, Minnesota, Mississippi, Missouri and Nebraska.

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

	Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 shares of the Company's common stock, among other considerations.

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

                               General
                               -------

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

	We also distribute a complete line of cements and masonry supplies and related products through our own direct sales force to building and masonry contractors and sub-contractors in certain of the geographic areas where we have distribution centers, and principally in the Dallas/Fort Worth metropolitan areas. In general, products distributed by us include cement, cement mixtures and similar "bag" products (lime, sand, etc.), angle iron, cinder blocks, cultured stones and bricks, fireplace and pool construction materials, and equipment, tools and accessory products for use in residential and commercial construction.

	The following chart indicates the approximate percentage of the indicated product categories sold by us for the periods indicated:

-----------------------------------------------------------------------------------------------
                                                              Drywall    Bagged/
                 Residential    Commercial                    And        Bulk        All Other
                 Roofing        Roofing        Sheet Metal    Plywood    Products    Products
-----------------------------------------------------------------------------------------------
Fiscal Year
Ended June 30,
-----------------------------------------------------------------------------------------------
1999                67             13              6            9          4            1
-----------------------------------------------------------------------------------------------
2000                63             14              5           11          5            2
-----------------------------------------------------------------------------------------------
2001                61             18              5           10          4            2
-----------------------------------------------------------------------------------------------


Potential Expansion By Acquisition
----------------------------------

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

Expansion By Internal Growth
----------------------------

	Management intends to continue to pursue expansion of our operations by adding new distribution centers. During the fiscal year ended June 30, 2001, we opened 5 new distribution centers and closed 4 distribution centers. Occasionally, we establish temporary distribution centers in response to storms which have created temporary markets. After opening a new distribution center, our initial focus is to develop a customer base, to develop and improve the distribution center's market position and operational efficiency and then to expand its customer base.

                              Our Business
                              ------------

Principal Products
------------------

	We distribute a variety of roofing supplies and related products and accessories for use in the commercial and residential roofing repair and construction industries.

        RESIDENTIAL ROOFING PRODUCTS. Shingles (asphalt, ceramic, slate, concrete, fiberglass and fiberglass combined with asphalt), tiles, felt, insulation, waterproof underlaying, ventilation systems and skylights.

        COMMERCIAL ROOFING PRODUCTS. Asphalt, cements, tar, other coatings, modified bitumen and roll roofing products.

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

	We also sell in that same metropolitan area a variety of products related to the foregoing, including cement mixers, rulers, levels, trowels, and other tools, cleaning solvents, patching compounds, supports and fasteners.

Vendors
-------

	We distribute products manufactured by a number of major vendors.

	During the fiscal years ended June 30, 1999, 2000 and 2001, approximately 17%, 18% and 18%, respectively, of our product lines were purchased from GAF Corporation. During the fiscal year ended June 30, 2001, approximately 13% of our product lines were purchased from TAMKO Roofing Products, Inc. No other supplier accounted for more than ten percent (10%) of our product lines in each of our last three fiscal years.

	We have no written long-term supply agreements with any vendors. We believe that, in the event of any interruption of product deliveries from any suppliers, we will be able to secure suitable replacement suppliers on acceptable terms.

Customers, Sales and Marketing
------------------------------

	Practically all customers purchase products pursuant to short-term credit arrangements. Sales efforts are directed primarily through our salespersons including "inside" counter persons who serve walk-in and call-in customers and "outside" salespersons calling upon past, current and potential customers.

	We have no written long-term sales agreements with any customers. None of our customers accounted for 5% or greater of sales during our fiscal year ended June 30, 2001.

Competition
-----------

	We face substantial competition in the wholesale distribution of roofing, cement and masonry supplies and related products from relatively smaller distributors, retail distribution centers and from a number of regional, multi-regional and national wholesale distributors of building products, including suppliers of roofing products and masonry products which have greater financial resources and are larger than we are, some of which include:

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

Backlog
-------

	Our business is conducted on the basis of short-term orders and prompt delivery schedules precluding any substantial backlog.

Employees
---------

	At June 30, 2001, we employed approximately 544 full-time employees, including 6 executives, 35 managerial employees, 101 salespersons (including 39 "inside" salespersons), 307 warehouse persons, drivers and helpers, and 95 clerical and administrative persons. Difficulties have been experienced in retaining drivers and helpers because of the tight job market in our market areas and the need for drivers to be certified by the departments of motor vehicles and to pass other testing standards, but suitable replacements and new hirees have been found without material adverse economic impact. We are not subject to any collective bargaining agreement, and we believe that our relationship with our employees is good.


                           Risk Factors
                           ------------

Risk factors may affect our business, future operating results, financial condition and the market price of our securities. In addition to the other information in this report, the following risk factors should be considered in evaluating our business and prospects and our securities.

                   Risks Relating To Our Business
                   ------------------------------

Weather Impacts Our
Revenues and Income.............Our revenues and operating income are impacted by weather phenomena, such as
                                hailstorms and hurricanes, which have the result of increasing business at the time of the event of the weather phenomena and shortly thereafter but have the effect frequently of resulting in a slowdown of business thereafter. Similarly, weather phenomena can also have a negative impact on our customers which can cause certain of such customers to become delinquent in their payments of their accounts.

How Unforeseen Factors
May Adversely Affect Us.........There can be no assurance that, in the future, unforeseen developments, increased competition, losses incurred by new businesses that may be acquired or branches that may be opened, losses incurred in the expansion of product lines from certain distribution centers to other distribution centers, weather phenomena and other circumstances may not have a material adverse affect on our operations in current market areas or areas into which we may expand by acquisition or otherwise.

We Acquired Operations in
Non-Arms' Length Transactions
with Affiliates and without
Independent Appraisal...........Upon completion of the Offering, we simultaneously acquired our operations from
                                TDA, and TDA received 3,000,000 shares of our common stock in connection with said acquisitions. The foregoing number of shares was negotiated and evaluated based upon the assessments made by the parties to the negotiations without independent appraisal and on a non-arms' length basis.

                                We are controlled by TDA. Messrs. Douglas
                                P. Fields and Frederick M. Friedman are the principal officers, directors and the principal stockholders of TDA and are also our Chief Executive Officer and Chairman of our Board and our Executive Vice President, Secretary, Treasurer and a Director, respectively. Messrs. Fields and Friedman may be deemed to be in control of TDA and, in turn, us. As a result, their interests in us may conflict with their interests in TDA.

                                Although we believe that the terms and
                                conditions of the above acquisition was
                                fair and reasonable to us, that belief must be assessed in light of the lack of an independent appraisal and the conflicted positions of Messrs. Fields and Friedman. There can be no assurance as to the correctness of our foregoing belief.

We May Make Acquisitions and
Open New Distribution Centers
Currently Unknown to Us
Without Your Approval...........Although, we will endeavor to evaluate the risks inherent in any particular
                                acquisition or the establishment of new
                                distribution centers, there can be no
                                assurance that we will properly or
                                accurately ascertain all such risks. We
                                will have virtually unrestricted
                                flexibility in identifying and selecting prospective acquisition candidates and establishing new distribution centers and in deciding if they should be acquired for cash, equity or debt, and in what combination of cash, equity and/or debt. Locations selected for expansion efforts will be made at the discretion of management and will not be subject to stockholder approval.

                                We will not seek stockholder approval for any acquisitions or the opening of new distribution centers unless required by applicable law and regulations. Our stockholders will not have an opportunity to review financial and other information on an acquisition candidate or the opening of new distribution centers prior to consummation of an acquisition or the opening of a new distribution center under most circumstances.

                                Investors will be relying upon our
                                management, upon whose judgment the
                                investor must depend, with only limited
                                information concerning management's
                                specific intentions. There can be no
                                assurance that any acquisitions will be
                                consummated or new distribution centers
                                opened.

The Wholesale Distribution
of Roofing Supplies Business
is Subject to Economic
and Other Changes...............The wholesale distribution of roofing supplies industry is cyclical and is
                                affected by weather and changes in general economic conditions. An economic downturn in one or more of the markets currently served or to be served (as a result of acquisitions or expansion efforts) could have a material adverse effect on our operations.

The Wholesale Distribution
of Cement and Masonry
Supplies Business is
Subject to Economic
and Other Changes...............As we sell cement and masonry supplies principally to contractors, subcontractors and masons serving the residential building market in the Dallas/Fort Worth metropolitan area, an economic downturn in that market or markets into which we may expand this product line could have a material adverse effect on our operations.

We Depend upon Certain
Vendors but We Lack
Written Long-Term Supply
Agreements with Them............We distribute products manufactured by a number of major vendors. During the fiscal years ended June 30, 1999, 2000 and 2001, approximately 17%, 18% and 18%, respectively, of our product lines were purchased from one supplier. During the fiscal year ended June 30, 2001, 13% of our product lines were purchased from a second supplier.

                                We do not have written long-term supply
                                agreements with any vendors. We believe
                                that, in the event of any interruption of product deliveries from any of our vendors, we will be able to secure suitable replacement supplies on acceptable terms. However, there can be no assurance of the continued availability of supplies of residential and commercial roofing supply and masonry materials at acceptable prices or at all.

We May Need Additional
Future Financing That May
Result In Dilution to Investors
and Restrictions on Us..........We may require additional equity or debt financing in order to consummate an
                                acquisition or for additional working
                                capital if we suffer losses or complete the acquisition of a business that subsequently suffers losses.

                                Any additional equity financing that may be obtained may dilute investor voting power and equity interests.

                                Any additional debt financing that may be obtained may impair or restrict our ability to declare dividends or may impose financial restrictions on our ability to make acquisitions or implement expansion efforts.

                                There can be no assurance that we will be able to obtain additional financing on terms acceptable or at all. In the event additional financing is unavailable, we may be materially adversely affected.

Our Business Strategy
is Unproven.....................A significant element of our business strategy is to acquire additional companies engaged in the wholesale distribution of roofing supplies and related products industries and companies which manufacture products for or supply products to such industry. Our strategy is unproven and based on unpredictable and changing events. We believe that suitable candidates for potential acquisition exist. There can be no assurance that any acquisitions, if successfully completed:

                                * Will be successfully integrated into our operations;

                                *  Will perform as expected;

                                *  Will not result in significant
                                   unexpected liabilities; or

                                *  Will ever contribute significant
                                   revenues or profits to the Company.

                                If we are unable to manage growth
                                effectively, our operating results could be materially adversely affected.


            Risks Relating To Our Management And Affiliates

Our Executive Officers'
and Directors' Potential
Conflicts of Interest...........Certain of our principal executive officers and directors are also principal officers, directors and/or principal stockholders of TDA and its affiliates and, consequently, may be able, through TDA and its affiliates, to direct the election of our directors, effect significant corporate events and generally direct our affairs. TDA provides us with certain administrative services.

                                Furthermore, a subsidiary of TDA, and James
                                E. Helzer, our President, lease
                                approximately one-half of our facilities to us, and Gary L. Howard, one of our Senior Vice Presidents, leases a distribution facility, showroom and executive offices to us.

                                We do not intend to enter into any material transaction with any of our affiliates in the future unless we believe that such transaction is fair and reasonable to us and is approved by a majority of the independent members of our Board of Directors. Notwithstanding the foregoing, there can be no assurance that future transactions, if any, will not result in conflicts of interest which will be resolved in a manner favorable to us.

We Depend Upon
Key Personnel...................Our success may depend upon the continued
                                contributions of our officers. Our business could be adversely affected by the loss of the services of Douglas P. Fields, our Chief Executive Officer and Chairman of our Board of Directors, Frederick M. Friedman, our Executive Vice President, Secretary and Treasurer, James E. Helzer, our President,

                                E.G. Helzer, a Senior Vice President, and
                                Gary L. Howard, a Senior Vice President.

                                Although we have "key person" life
                                insurance on each of the lives of James E.
                                Helzer and Gary L. Howard in the amount of $2,000,000 and on each of the lives of Messrs. Fields and Friedman in the amount of $1,000,000, there can be no assurance that the foregoing amounts will be adequate to compensate us in the event of the loss of any of their lives.

Conflicts of Interest May
Arise in the Allocation of
Management's Time...............The employment agreements with
                                Messrs. Fields and Friedman do not require either of them to devote a specified amount of time to our affairs. Each of Messrs. Fields, Friedman and Helzer have significant outside business interests, including but not limited to TDA and its subsidiaries (as to Messrs. Fields and Friedman). Accordingly, Messrs. Fields, Friedman and Helzer may have conflicts of interest in allocating time among various business activities. There can be no assurance that any such conflicts will be resolved in a manner favorable to us.

We Have Had Transactions
with Affiliates That Have
Benefited Them..................Messrs. Fields and Friedman, two of our
                                principal executive officers and directors are also principal executive officers, directors and principal stockholders of TDA and have and will or may be deemed to benefit, directly or indirectly, from our transactions with TDA. James E. Helzer, our President, previously owned one of our acquisitions and has and will or may be deemed to have benefited or to benefit directly from his transactions with us. Gary L. Howard, one of our Senior Vice Presidents, previously owned another one of our acquisitions and has and will or may be deemed to have benefited or to benefit from his transactions with us.

                                During our fiscal year ended June 30, 1999, we made dividend payments to TDA of approximately $790,000.

                                Also, after the Offering, and in connection with the Acquisitions, we cancelled in the form of a non-cash dividend all indebtedness of TDA to us at that date, approximately $3,067,000. To the extent

                                TDA's indebtedness to us was cancelled, TDA directly, and Messrs. Fields and Friedman indirectly, derived a benefit.

                                For $3,000 per month, TDA provides us with office space and administrative services in New York City pursuant to a month-to-month administrative services agreement.

                                TDA also provides certain other services to us pursuant to a five-year agreement requiring monthly payments to TDA of $3,000.

                                See Item 7. "Management's Discussion and
                                Analysis of Financial Condition and Results of Operations -- Acquisitions," Item 10. "Directors and Executive Officers of Registrant," Item 11. "Executive Compensation," Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions."

We Are Controlled by
TDA And Lease Several Of
Our Facilities From TDA.........TDA owns approximately 60% of our issued and outstanding shares of common stock.
                                Douglas P. Fields, our Chief Executive
                                Officer and Chairman of our Board of
                                Directors, is also Chairman of the Board of Directors, President and the Chief Executive Officer of TDA as well as a principal stockholder of TDA. Frederick M. Friedman, our Executive Vice President, Treasurer, Secretary and one of our Directors is also the Executive Vice President, Chief Financial Officer, Treasurer and a Director of TDA as well as a principal stockholder of TDA. John E. Smircina is one of our Directors and a director of TDA.

                                Messrs. Fields, Friedman and Smircina
                                control approximately 60% of our issued and outstanding shares of common stock and, as a result, are in a position to control the composition of our Board of Directors, and, therefore our business, policies and affairs and the outcome of issues which may be subject to a vote of our stockholders.

                                A TDA subsidiary has rented to us the
                                premises for several distribution
                                facilities pursuant to ten year leases at an approximate annual base rental of $836,000 which we believe is fair and reasonable to us.

                                See Item 2. "Properties," Item 7.
                                "Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations-Acquisitions," Item 10.
                                "Directors and Executive Officers of
                                Registrant," Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions."

Substantial Potential Future
Financial Benefits to Prior
Owners of Subsidiaries..........JEH Eagle. In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company ("JEH Co."), a Texas corporation, wholly owned by James E. Helzer, now our President. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of a cash payment and a note. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee, are to be paid by us that may result in substantial financial benefits to JEH Co. or its designee and may materially and adversely affect our financial condition and income. Upon completion of the Offering, we issued 300,000 shares of our common stock to James E. Helzer in fulfillment of certain of such future consideration. Additionally, for the fiscal years ended June 30, 1999, 2000 and 2001, approximately $1,773,000, $1,947,000 and
                                $315,000, respectively, of such additional consideration was paid to JEH Co. or its designee. James E. Helzer has rented to us the premises for several distribution facilities pursuant to five-year leases at an approximate annual base rental of $789,000 which we believe to be fair and reasonable to us.

                                MSI Eagle. In October 1998, MSI Eagle
                                acquired substantially all of the assets and the business of Masonry Supply, Inc. ("MSI Co."), a Texas corporation, wholly-owned by Gary L. Howard, now one of our Senior Vice Presidents. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000 subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by us that may result in substantial financial benefits to MSI Co. or its designee and may materially and adversely effect our financial condition and income. After completion of the Offering, we issued 260,000 shares of our common stock to Gary
                                L. Howard in fulfillment of certain of such future consideration. Additionally, for the fiscal years ended June 30, 2000 and June 30, 2001, approximately $216,000 and $270,000, respectively, of such additional consideration, was paid to MSI Co. or its designee. Gary L. Howard rents to us the premises for certain offices and a distribution center pursuant to a three-year lease at an approximate annual base rental of $107,000 which we believe to be fair and reasonable to us.

                                See Item 2. "Properties," Item 7.
                                "Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations -- Acquisitions," Item 10.
                                "Directors and Executive Officers of
                                Registrant," Item 11. "Executive
                                Compensation," Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions."


                 Risks Relating Our Securities

Our Securities Must
Continue to Meet Listing
Maintenance Criteria for
the NASDAQ SmallCap
Market and the Boston
Stock Exchange..................Our securities are quoted and traded on the
                                NASDAQ SmallCap Market and are listed on the Boston Stock Exchange ("BSE"). There can be no assurance that we will continue to meet the criteria for continued quotation and trading of our securities on the NASDAQ SmallCap Market. That criteria, which undergoes constant NASDAQ review, includes, among other things, at least:

                                *   $35,000,000 in market capitalization,
                                    $2,500,000 in stockholders' equity or
                                    $500,000 in net income in an issuer's
                                    last fiscal year or two of its last
                                    three fiscal years;

                                *   a $1.00 minimum bid price;

                                *   two market makers;

                                *   300 round lot shareholders; and

                                *   500,000 shares publicly held
                                    (excluding officers, directors and
                                    persons owning 10% or more of the
                                    Company's issued and outstanding
                                    shares) with $1,000,000 in market
                                    value.

                                The BSE also has similar continued
                                quotation criteria. If we are unable to
                                meet the continued quotation criteria of the NASDAQ SmallCap Market and the BSE and are suspended therefrom, trading, if any, in our securities could thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the OTC Bulletin Board. In such an event, an investor would likely find it more difficult to dispose of, or even obtain accurate quotations of, our securities.

The Market Price of our
Securities has Declined
Substantially Since
the Offering....................The initial offering prices of the shares of our Common Stock and our Warrants were $5.00 and $.125 per share and warrant, respectively. On September 21, 2001, the closing prices for the shares and warrants were $1.10 and $0.10, respectively, as reported by NASDAQ on that date. In addition to the diminution of market value, continued market price declines could result in the delisting of our securities from the NASDAQ SmallCap Market and the BSE.

There Are Risks in
Purchasing Low-Priced
Securities......................If our securities were to be suspended or delisted from the NASDAQ SmallCap Market, they could be subject to rules under the Securities Exchange Act of 1934 ("Exchange Act") which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors" (for example, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by such rules, a broker-dealer must make a special suitability determination of the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, such rules may affect the ability of broker-dealers to sell our securities and the ability to sell any of our securities in any secondary market that may develop for such securities.

                                The Securities and Exchange Commission (the
                                "Commission") has enacted rules that define a "penny stock" to be any equity security that has a price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including securities listed on the NASDAQ SmallCap Market or on designated exchanges. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure statement prepared by the Commission relating to the penny stock market. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. In the event our securities are no longer listed on the NASDAQ SmallCap Market or are not otherwise exempt from the provisions of the Commission's "penny stock" rules, such rules may also affect the ability of broker-dealers to sell our securities and an investor's ability to sell them.

There Is No Assurance of a
Continued Public Market
For Our Securities..............There can be no assurance that a trading market for any of our securities will be sustained.

                                Investors should be aware that sales of our securities may have a depressive effect on the price of our securities in any market in which our securities are traded or which may develop for such securities.

We Have Outstanding
Options, Warrants and
Registration Rights that
May Limit Our Ability
to Obtain Equity Financing
and Could Cause Us to
Incur Expenses..................For the respective terms of warrants and any options granted and that may be granted under our stock option plan, the holders are given an opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interests of the other stockholders. The terms on which we may obtain additional financing during the exercise periods of said warrants and options may be adversely effected by the existence of such warrants, options and plan. The holders of options or warrants to purchase shares of our common stock may exercise such options or warrants at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such options or warrants. In addition, the holders of the underwriter's warrants issued in connection with the Offering have demand and "piggyback" registration rights with respect to their securities. Exercise of such registration rights may involve substantial expense.

We Have No Plans to
Pay Cash Dividends..............We have not paid any dividends to date. Our
                                Board of Directors does not presently
                                intend to declare any dividends in the
                                foreseeable future but instead intends to retain all earnings, if any, for use in our business operations. Additionally, our credit facility restricts the payment of dividends.

We Have Anti-Takeover
Provisions That Authorizes
Our Directors to Issue and
Determine the Rights of
Shares of Preferred Stock
in Our Certificate
of Incorporation................Our Certificate of Incorporation permits our directors to designate the terms of and issue shares of preferred stock. The issuance of shares of preferred stock by the Board of Directors could adversely effect the rights of holders of common stock by, among other matters, establishing preferential dividends, liquidation rights and voting power. Although we have no present intention to issue shares of preferred stock, their issuance might render it more difficult, and therefore discourage, an unsolicited takeover proposal such as a tender offer, proxy contest or the removal of incumbent management, even if such actions would be in the best interest of our stockholders. We have agreed not to issue any shares of preferred stock until March 12, 2002 without the written consent of the underwriter of the securities that we sold in the Offering.

Our Certificate of
Incorporation Limits
Directors' Liability............Our Certificate of Incorporation provides that our directors will not be held liable to us or our stockholders for monetary damages upon breach of a director's fiduciary duty with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit.


ITEM 2. PROPERTIES

                 Locations Owned By and Leased From TDA
                 --------------------------------------

	We lease approximately 15,000 square feet of executive office space located at 1451 Channelside Drive, Tampa, Florida 33605 from a wholly-owned subsidiary of TDA, at an approximate annual rental of $120,000. Approximately 8,700 square feet of such space is subleased by us to an unrelated third party tenant.

	TDA provides office space and administrative services to us at its offices in New York City pursuant to a month-to-month, $3,000 per month, administrative services agreement.

	We lease nine (9) locations from a TDA subsidiary, two (2) in Alabama (Birmingham and Mobile) and six (6) in Florida (Fort Myers, Holiday, Lakeland, Pensacola, St. Petersburg and Tampa). We also lease one (1) location in Littleton, Colorado, from an entity owned one-half by the TDA subsidiary and one-half by James E. Helzer and his spouse.

	The aggregate approximate square footage and aggregate approximate base annual rental for the locations leased from the TDA subsidiary are 257,500 square feet and $836,000, respectively.

	In March 1999, we entered into written ten-year leases with the TDA subsidiary providing for base annual rentals as set forth above for the first five years of such leases with provisions for increases in rent based upon the consumer price index at the beginning of the sixth year of such ten-year leases and with provisions for five-year renewal options, increases in rent based upon the consumer price index, and lease terms, additional rental and other charges customarily included in such leases, including provisions requiring us to insure and maintain and pay real estate taxes on the premises. We believe that the rent and other terms of our lease agreements with the TDA subsidiary are on at least as favorable terms as we would expect to negotiate with unaffiliated third parties. Neither party is permitted to terminate the leases before the end of their term without a breach or default by the other party.

	As part of the foregoing leasing arrangements, additional undeveloped land is leased to us from the TDA subsidiary. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreage of the undeveloped land are as follows: Birmingham (one), Littleton (three), Ft. Myers (one and a third), Holiday (three), Pensacola (two and a half), St. Petersburg
(two) and Tampa (one).

See Item 13. "Certain Relationships and Related Transactions."

          Locations Owned By and Leased From James E. Helzer
          --------------------------------------------------

	We lease approximately 8,000 and 10,000 square feet of executive office and showroom space located at 2500 U.S. Highway 287, Mansfield, Texas 76063 and 8221 E. 96th Avenue, Henderson, Colorado 80640, respectively, from James E. Helzer, our President.

	We also lease seven (7) other locations from James E. Helzer (two
(2) in Colorado (Colorado Springs and Henderson) and five (5) in Texas (Colleyville, North Fort Worth, Frisco, Mansfield and Mesquite)). One
(1) additional location in Littleton, Colorado, is leased from an entity owned one-half by James E. Helzer and his spouse and one-half by the TDA subsidiary.

	The aggregate approximate square footage and aggregate approximate base annual rental for the locations leased from James E. Helzer are 262,200 square feet and $789,000, respectively.

	The foregoing premises are leased to us from James E. Helzer pursuant to five-year leases expiring in June 2002 providing the indicated base annual rentals with provisions for five percent increases that took effect in July 2000. Except for the Frisco, Texas, premises, said leases grant us two five-year renewal options providing for five (5%) percent increases in the base annual rent during certain renewal years. Additional rental and other charges for the foregoing leases include provision for us to insure and maintain and pay all taxes on the premises. We also have a right of first refusal to purchase the foregoing premises. We believe that such leases are on terms no less favorable than we could have obtained from unaffiliated third parties.

	As part of the foregoing leases, additional undeveloped land is leased to us from James E. Helzer. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreage of the undeveloped land is as follows: Colorado Springs (three), Henderson (six), Littleton (three), Colleyville (one and a half), Frisco (two and a half), Mansfield (twelve and a half) and Mesquite (two).

See Item 13.  "Certain Relationships and Related Transactions."


           Location Owned By and Leased From Gary L. Howard
           ------------------------------------------------

	We lease approximately 30,000 square feet of office, showroom and warehouse space, and approximately four acres of outdoor storage space in Mansfield, Texas, from Gary L. Howard, one of our Senior Vice Presidents, at an annual base rental of approximately $107,000 pursuant to a lease expiring in October 2001. We have the right to two, three-year renewals at a base annual rental of five (5%) percent over the prior term. Additional rental and other charges for the foregoing lease include provisions for us to insure and maintain and pay taxes on the premises. We have a right of first refusal to purchase the foregoing premises. We believe that the foregoing lease is on terms no less favorable than we could have obtained from an unaffiliated third party.

See Item 13. "Certain Relationships and Related Transactions."

                 Locations Leased From Third Parties
                 -----------------------------------

	We lease nineteen (19) locations (including a parcel of land and property subleased to a third party) from third parties (two (2) in Colorado (Eagle and Fort Collins), five (5) in Florida (Brooksville, Clearwater, Orlando, Panama City and Tallahassee), one (1) each in Illinois (Lake Zurich), Indiana (Indianapolis), Minnesota (Eagan), Mississippi (Gulfport), Missouri (Hazelwood) and Nebraska (Omaha), and seven (7) in Texas (Addison, Austin, Denton, Houston, North Fort
Worth, Lubbock and Southlake)). The aggregate approximate square footage and base annual rentals for the locations leased from third parties are 526,900 square feet and $2,048,000, respectively.

	As part of the foregoing leases, additional undeveloped land is leased from third parties. That undeveloped land is used for storage or reserved for future use. The location and approximate acreage of the undeveloped land is as follows: Austin (six), Denton (six), Eagle
(two), Fort Collins (one and a half), Hazelwood (three), Houston (four) and Indianapolis (two).

	Other than one lease, which is on a month-to-month basis, the leases with third parties expire at varying times through February 2008, and several leases contain renewal options. These leases generally contain provisions requiring us, among other things, to pay various occupancy costs.

ITEM 3.  LEGAL PROCEEDINGS

	We are not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)	Market Information
        ------------------

	We have two classes of securities presently registered: Common Stock and Warrants. These securities are presently traded on the NASDAQ SmallCap Market under the trading symbols "EEGL" and "EEGLW," respectively, and on the Boston Stock Exchange under the trading symbols "EGL" and "EGLW," respectively, and have been since the Offering in March 1999.

	The high and low bid price quotations for our Common Stock, as reported by NASDAQ, are as follows for the periods indicated:


                                                           High       Low
                                                          ------     -------

From July 1 through September 30, 1999 .................   $4.75      $3.50
From October 1 through December 31, 1999 ...............   $4.438     $3.75
From January 1 through March 31, 2000 ..................   $4.625     $3.875
From April 1 through June 30, 2000 .....................   $4.438     $2.25
From July 1 through September 30, 2000 .................   $4.063     $1.938
From October 1 through December 31, 2000 ...............   $3.906     $0.125
From January 1 through March 31, 2001 ..................   $1.719     $0.250
From April 1 through June 30, 2001 .....................   $1.410     $1.188



	The Common Stock was held by approximately 15 holders of record as of September 21, 2001.

	The high and low bid price quotations for the Warrants, as reported by NASDAQ, are as follows for the periods indicated:


                                                           High       Low
                                                          ------    -------

From July 1 through September 30, 1999 .................  $1.625    $0.875
From October 1 through December 31, 1999 ...............  $1.125    $0.781
From January 1 through March 31, 2000 ..................  $1.25     $0.906
From April 1 through June 30, 2000 .....................  $1.094    $0.625
From July 1 through September 30, 2000 .................  $0.813    $0.406
From October 1 through December 31, 2000 ...............  $0.563    $0.063
From January 1 through March 31, 2001 ..................  $0.219    $0.063
From April 1 through June 30, 2001 .....................  $0.160    $0.050


	The Warrants were held by approximately 6 holders of record as of September 21, 2001.

	Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	We believe that the NASDAQ SmallCap Market is the principal market for our Common Stock and Warrants.

	We have not paid dividends to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and subject to restrictions under the terms and provisions of our credit facility. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future but instead intends to retain all earnings, if any, for use in our business operations.

(b)	Use of Proceeds
        ---------------

	On March 12, 1999, our Registration Statement filed with the SEC became effective under the Securities Act of 1933 for an offering of 2,500,000 shares of Common Stock and 2,500,000 Warrants exclusive of an additional 375,000 shares of Common Stock and 375,000 Warrants registered to cover an overallotment option granted to Barron Chase Securities, Inc. ("Barron"), the underwriter of our Offering. The Offering was commenced by Barron on the date of the effectiveness and a closing of the Offering of 2,500,000 shares of Common Stock and 2,875,000 Warrants was held on March 17, 1999. The initial offering price was $5.00 per share of Common Stock and $.125 per Warrant, resulting in gross proceeds of approximately $12,859,000. Barron received a 9% commission and a 3% non-accountable expense allowance of the gross proceeds, or an aggregate of approximately $1,543,000. Additional offering expenses were approximately $1,110,000 resulting in net proceeds of approximately $10,206,000. The following expenditures have been made from the net proceeds.

* $534,907 to repay principal and interest on borrowings of $500,000 we made pursuant to promissory notes issued to certain stockholders, including $369,755 to TDA.

* $1,474,478 in principal and interest to Gary L. Howard, designee and owner of MSI Co. and one of our Senior Vice Presidents, pursuant to a five-year promissory note issued in connection with the acquisition of the business and substantially all of the assets of MSI Co.

* $3,624,000 to reduce outstanding balances of our credit facilities.

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


                 Selected Financial Information
                Year Ended June 30, Combined (1)
                --------------------------------

Statement of
Operations Data:             1997             1998            1999            2000           2001
----------------         ------------     ------------    ------------    ------------    ------------
Revenues                 $ 57,575,712     $129,502,812    $159,844,520    $187,714,736    $196,240,714

Gross Profit               11,471,124       27,975,391      37,706,722      45,292,922      49,364,915

Income From
Operations                    907,970        3,016,155       6,743,995       5,760,988       4,139,640

Net Income (Loss)            (179,252)(3)      756,884       2,703,352       2,010,746         848,842

Other Financial Data:
---------------------

EBITDA (2)               $  1,133,554     $  4,171,186    $  8,195,013    $  8,248,961    $  6,845,102

Net Cash Provided
by (Used In)
Operating Activities         (766,978)        (258,827)        938,846      (3,019,242)     (4,186,473)

Net Cash
Provided By Financ-
ing Activities              1,575,357        4,614,314       9,326,486       3,913,744       5,424,224




Net Cash Used In
Investing Activities         (215,640)      (3,704,624)     (3,431,929)     (2,248,030)     (2,723,738)


Balance Sheet Data:          1997             1998            1999            2000            2001
-------------------      ------------     ------------    ------------    ------------    ------------

Working Capital          $  6,232,891     $ 17,081,190    $ 26,593,105    $ 31,886,555    $ 39,464,538

Total Assets               15,853,837       49,471,412      75,692,955      84,509,141      93,275,175

Long Term Debt              7,195,163       25,294,523      30,139,072      33,089,454      38,336,642

Total Liabilities          15,832,712       49,611,968      60,305,160      66,323,395      74,240,587

Shareholders' Equity
(Deficiency)                   21,125         (140,556)     15,387,795      18,185,746      19,034,588
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities or personnel to open or maintain new branch locations, interruptions or cancellation of sources of supply, the cost, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" under Item 1. "Business" for a description of some, but not all, risks, uncertainties and contingencies.

	The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included elsewhere herein.


Results of Operations
---------------------

Fiscal Year Ended June 30, 2001 Compared to the Fiscal Year
Ended June 30, 2000
-----------------------------------------------------------

        Revenues of the Company during the fiscal year ended June 30, 2001 increased by approximately $8,526,000 (4.5%) compared to the 2000 fiscal year. This increase may be attributed to the revenues generated from new distribution centers opened in fiscal 2001 and during the last quarter of fiscal 2000 (approximately $20,480,000), offset by the loss of revenues that had been generated from distribution centers closed (approximately $10,267,000). Revenue growth during the twelve-month period ended June 30, 2001 was negatively impacted by the loss of revenues during the three-month periods ended December 31, 2000 and March 31, 2001, which was caused by adverse weather conditions in the Company's Texas, Colorado and Midwest market areas.

	Cost of sales increased between the 2001 and 2000 fiscal years at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues decreased to 74.8% in the fiscal year ended June 30, 2001 from 75.9% in the fiscal year ended June 30, 2000, and gross profit as a percentage of revenues increased to 25.2% in the fiscal year ended
June 30, 2001 from 24.1% in the fiscal year ended June 30, 2000. This increase may be attributed primarily to an increase in out-of-warehouse sales, which carry higher gross profit margins than direct sales. Also, included in cost of sales for the fiscal year ended
June 30, 2000 is a charge of approximately $190,000 ($1,000 credit in fiscal 2001) resulting from valuing a portion of the year-end inventories using the last-in, first-out ("LIFO") method. See Notes to the Consolidated Financial Statements.

	Operating expenses of the Company (including non-cash charges for depreciation and amortization) increased by approximately $5,693,000 (14.4%) between the 2001 and 2000 fiscal years. Approximately
$3,539,000 of this increase may be attributed to the operating expenses of new distribution centers opened in fiscal 2001 and during the last quarter of fiscal 2000, approximately $363,000 consists of corporate operating expenses, approximately $2,042,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in bad debt expense of $602,000, offset by decreases in expenses of closed distribution centers of approximately $1,043,000 and decreases in other expense areas. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $220,000 between the 2001 and 2000 fiscal years. Approximately $23,000 of this increase is additional depreciation, approximately $13,000 is additional amortization of deferred financing costs and approximately $184,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchases of the businesses and substantially all of the assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively. Operating expenses as a percentage of revenues were 23% in the 2001 fiscal year compared to 21.1% in the 2000 fiscal year.

	Interest expense increased by approximately $132,000 (4.3%) between the 2001 and 2000 fiscal years. This increase is due primarily to the interest expense incurred on increased borrowings under revolving credit loans.

	Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the fiscal year ended June 30, 2001 were approximately $849,000 and $6,845,000, respectively, compared to net income and EBITDA of approximately $2,011,000 and $8,249,000, respectively, for fiscal 2000.

	Earnings per share for the fiscal year ended June 30, 2001 were $.10 compared to $.24 for fiscal 2000. EBITDA per share for the fiscal year ended June 30, 2001 was $.80 compared to $.97 for fiscal 2000.


Fiscal Year Ended June 30, 2000 Compared to the Fiscal Year
Ended June 30, 1999
-----------------------------------------------------------

	Revenues of the Company during the fiscal year ended June 30, 2000 increased by approximately $27,870,000 (17.4%) compared to the 1999 fiscal year. Approximately $4,194,000 of this increase was as a result of the acquisition in fiscal 1999 (on October 22, 1998) of MSI Co. by MSI Eagle, which operations were included in fiscal 2000 for the full year. The remaining increase may be attributed to revenues generated from new distribution centers opened in fiscal 2000 or during the last quarter of fiscal 1999 and a general improvement in market conditions, offset by revenues that had been generated from distribution centers closed or consolidated.

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

	Operating expenses of the Company (including non-cash charges for depreciation and amortization) increased by approximately $8,569,000 (27.7%) between the 2000 and 1999 fiscal years. Approximately $677,000 of this increase was as a result of the acquisition of MSI Co. by MSI Eagle, which operations were included in fiscal 2000 for the full year. Approximately $3,677,000 of this increase may be attributed to the operating expenses of new distribution centers opened in fiscal
2000 or during the last quarter of fiscal 1999, approximately
$1,181,000 consists of corporate operating expenses incurred subsequent to the Offering, approximately $3,103,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in advertising costs of $330,000 and smaller increases in other expense areas, offset by a decrease in bad debt expense of approximately $616,000. Depreciation and amortization, and amortization of excess cost of investments over net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $467,000 between the 2000 and 1999 fiscal years. Approximately $176,000 of this increase is additional depreciation and approximately $284,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration in the amount of approximately $1,908,000 paid for the purchase of the business and substantially all of the assets of JEH Co. by JEH Eagle. Operating expenses as a percentage of revenues were 21.1% in the 2000 fiscal year compared to 19.4% in the 1999 fiscal year.

	Interest expense increased by approximately $569,000 (22.7%) between the 2000 and 1999 fiscal years. This increase was due primarily to the interest expense incurred on borrowings under revolving credit loans ($427,000) and the interest expense for a full fiscal year on the debt incurred to finance the acquisition of MSI Co. by MSI Eagle ($115,000).

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


Fiscal Year Ended June 30, 1999 Compared to the Fiscal Year
Ended June 30, 1998
-----------------------------------------------------------

	Revenues of the Company during the fiscal year ended June 30, 1999 increased by approximately $30,342,000 (23.4%) compared to the 1998 fiscal year. Approximately $9,018,000 of this increase was due to the acquisition on October 22, 1998 of MSI Co. by MSI Eagle. The remaining increase may be attributed to additional revenues generated from new distribution centers ($16,077,000) and a general improvement in market conditions.

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

	Operating expenses of the Company (including non-cash charges for depreciation and amortization) increased by approximately $6,004,000 (24.1%) between the 1999 and 1998 fiscal years. Approximately
$2,506,000 of this increase may be attributed to the acquisition of MSI Co. by MSI Eagle and includes approximately $113,000 of amortization of excess cost of investments over net assets acquired (goodwill) and approximately $15,000 of amortization of deferred financing costs attributable to the acquisition. Excluding the operating expenses of MSI Eagle, operating expenses of the Company would have increased by approximately $3,498,000 (14%) between the 1999 and 1998 fiscal years. This increase may be attributed to new distribution center operating expenses of approximately $2,040,000, an increase in the allowance for doubtful accounts of approximately $135,000, an increase in payroll costs of approximately $829,000, an increase in depreciation of $170,000, an increase in warehouse and delivery expenses of approximately $125,000, an increase in office expenses of approximately $146,000 primarily related to the implementation and relocation of the administrative functions of the Company to Texas and an increase in amortization of goodwill of approximately $53,000, offset by reductions in other expense areas. Operating expenses as a percentage of revenues were 18.9% in the 1999 fiscal year compared to 19.3% in the 1998 fiscal year. If MSI Eagle's operating expenses were included, operating expenses as a percentage of revenues would have changed only minimally in the 1999 fiscal year.

	Interest expense increased by approximately $639,000 (34.3%) between the 1999 and 1998 fiscal years. This increase was due to the interest expense incurred by MSI Eagle (approximately $322,000) on its credit facility and other indebtedness used primarily to fund its acquisition of MSI Co., the increase in interest expense on borrowings under revolving credit loans (approximately $300,000), and short-term borrowings by the Company (approximately $17,000).

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

Liquidity and Capital Resources
-------------------------------

	The Company's working capital was approximately $39,465,000 at June 30, 2001 compared to approximately $31,887,000 at June 30, 2000. At June 30, 2001, the Company's current ratio was 2.13 to 1 compared to 1.97 to 1 at June 30, 2000.

	Cash used in operating activities for the fiscal year ended June 30, 2001 was approximately $4,186,000. Such amount consisted primarily of increased levels of accounts and notes receivable of $7,126,000, inventories of $4,460,000, deferred income taxes of $29,000 and decreased levels of income taxes due to TDA of $1,144,000 and federal and state income taxes of $869,000, offset by net income of $849,000, depreciation and amortization of $2,308,000, decreased levels of other current assets of $265,000 and increased levels of accounts payable of $4,166,000, accrued expenses and other current liabilities of $960,000, allowance for doubtful accounts of $856,000 and due to related parties of $52,000.

	Cash used in investing activities for the fiscal year ended June 30, 2001 was approximately $2,724,000. Such amount consisted primarily of payments of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. by JEH
Eagle of $2,141,000, payments of additional consideration for the purchase of the business and substantially all of the net assets of MSI Co. by MSI Eagle of $216,000 and capital expenditures of $592,000, offset by proceeds from the sale of equipment of $225,000.

	Capital expenditures were approximately $592,000 for the fiscal year ended June 30, 2001. Management of the Company presently anticipates such expenditures in the next twelve months of not less than $810,000, of which approximately $410,000 will be financed and used primarily for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the locations of some of which have not yet been decided.

	Cash provided by financing activities for the fiscal year ended June 30, 2001 was approximately $5,424,000. Such amount consisted primarily of principal borrowings on long-term debt of $217,424,000, offset by principal reductions on long-term debt of $211,937,000 and an increase in deferred financing costs of approximately $63,000.

Acquisitions
------------

	In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,852. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee, are to be paid by JEH Eagle. Upon consummation of the Offering, the Company issued 300,000 shares of its common stock to James E. Helzer, the designee of JEH
Co., in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 1999, 2000 and 2001, approximately $1,773,000, $1,947,000 and $315,000, respectively, of such additional consideration was paid to JEH Co. or its designee. All of such additional consideration increased goodwill and, through the fiscal year 2001, was amortized over the remaining life of the goodwill. Beginning with the fiscal year 2002, goodwill will be written off only when the Company determines that there has been an impairment in the value.

	In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, now a Senior Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 shares of its common stock to Gary L. Howard, the designee of MSI Co., in payment of $250,000 shares principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of the Offering, the Company issued 200,000 shares of its common stock, and, as of July 1, 1999, the Company issued 60,000 shares of its common stock, to Gary L. Howard in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 2000 and 2001, approximately $216,000 and $270,000, respectively, of such additional consideration was paid to MSI Co. or its designee. All of such additional consideration increased goodwill and, through the fiscal year 2001, was amortized over the remaining life of the goodwill. Beginning with the fiscal year 2002, goodwill will be written off only when the Company determines that there has been an impairment in the value.

Credit Facilities
-----------------

	Prior to June 2000, Eagle was a party to a loan agreement which provided for a credit facility in the aggregate amount of $10,900,000.

	In order to finance the purchase of substantially all of the assets and business of JEH Co. and to provide for working capital needs, in July 1997 JEH Eagle had entered into a loan agreement for a credit facility in the aggregate amount of $20 million.

	In order to finance the purchase of substantially all of the assets and business of MSI Co. and to provide for working capital needs, in October 1998 MSI Eagle had entered into a loan agreement for a credit facility in the aggregate amount of $9,075,000.

	In June 2000, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with JEH Eagle and Eagle as borrowers. In October 2000, JEH/Eagle, L.P., the Company's limited partnership, was added to the credit facility as a borrower. The amended loan agreement increased our credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing (subject to the available borrowing base) was made available for acquisitions. This credit facility currently bears interest as follows (with the alternatives at our election):

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

        * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

	In February 2001, the credit facility was amended to change certain definitions, the cash flow covenants, to provide for limited overadvances, and to increase the annual interest rate by twenty-five
(25) points under certain conditions.

        The credit facility was amended in July 2001 to provide for a $5,000,000 overline for a period of ninety days ending on November 15, 2001.

	The credit facility is collateralized by substantially all of our tangible and intangible assets and is guaranteed by the Company.

	In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a six (6%) percent two-year note. The note was payable in full in October 2000, and TDA had agreed to defer the interest payable on the note until its maturity. In October 2000, interest on the note was paid in full, and TDA and JEH Eagle (as successor by merger to MSI Eagle) agreed to finance the $1,000,000 principal amount of the note pursuant to a new eight and three-fourths (8.75%) percent per annum demand promissory note payable to TDA.

Impact of Inflation
-------------------

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

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

	In June 1998, the Financial Accounting Standards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133,
Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 became effective in the Company's first quarter of the current fiscal year. The adoption of this Statement did not have a significant impact on the Company's financial condition, results of operations or cash flows.

	In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the first quarter of the current fiscal year. The adoption of SAB 101 did not have a material effect on the Company's financial condition, results of operations or cash flows.

	On June 29, 2001, the FASB approved for issuance SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; and, effective January 1, 2002, goodwill will no longer be subject to amortization. The Company is permitted to early adopt effective July 1, 2001, and management has elected to do so. Management believes that these Statements will not have a material impact on the Company's financial condition, results of operations or cash flows, other than from the cessation of the amortization of goodwill. During the fiscal year ended June 30, 2001, goodwill amortization totaled approximately $806,000 ($.09 per share).

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

LONG-TERM DEBT - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value, except for a 6% note due in June 2002. Such note has a carrying value of $864,852 and an estimated fair market value of $845,000.

	The fair value estimates are based on pertinent information available to management as of June 30, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2001 and current estimates of fair value may differ significantly from the amounts presented. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

	The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. Based on the amount outstanding as of June 30, 2001, a 100 basis point change in interest rates would result in an approximate $390,000 change in the Company's annual interest expense. For fixed rate interest rate obligations, changes in market interest rates affect the fair market value of such debt, but do not impact the Company's earnings or cash flows.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See the financial statements annexed to this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	  ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                               PART III
                               --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	Our directors and executive officers are as follows:

Name                         Age    Position
----                         ---    --------

Douglas P. Fields(1)          59    Chairman of the Board and Chief
                                    Executive Officer
James E. Helzer(1)            61    President, Vice Chairman of the
                                    Board of Directors
Frederick M. Friedman(1)      61    Executive Vice President,
                                    Treasurer, Secretary and a Director
E.G. Helzer                   50    Senior Vice President-Operations
Gary L. Howard                46    Senior Vice President-Operations
Steven R. Andrews(2)          46    Director
Paul D. Finkelstein(2)(3)     59    Director
George Skakel III(2)(3)       51    Director
John E. Smircina(1)(3)        70    Director

	Management believes that Messrs. Andrews, Finkelstein, Smircina and Skakel are independent directors.

(1)	Members of the Executive Committee of our Board of Directors.
(2)	Members of the Audit Committee of our Board of Directors. Mr.
        Finkelstein is Chairman of the Audit Committee.
(3)	Members of the Compensation Committee of our Board of Directors.

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

	E.G. Helzer has been Senior Vice President-Operations since December 1997. He has been Senior Vice President-Operations of JEH Eagle since July 1997 and Senior Vice President-Operations of Eagle since December 1997. From 1994 until July 1997, Mr. E.G. Helzer was the Vice President-Operations and Colorado Manager of JEH Co. From 1982 until 1994, he was JEH Co.'s Manager-Production and Service. E.G. Helzer is the brother of James E. Helzer.

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

	Steven R. Andrews, Esq. has been a Director since May 1996. For more than the past five years, Mr. Andrews has been engaged in the private practice of law. Mr. Andrews received a Juris Doctor degree and an L.L.M. degree in 1977 and 1978 from Stetson University and New York University, respectively. From March 1999 he has also served as our vice president-legal. Mr. Andrews has entered into an agreement with us requiring him to review our and our officers' and directors' compliance with their obligations under federal and state securities laws. Mr. Andrews is required to report his findings to the Audit Committee of our Board of Directors.

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

	Our Directors serve until the next annual meeting of stockholders and until their successors are elected and duly qualified. Our officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Our independent directors are responsible for reviewing and approving all material related party transactions, including potential conflicts of interest, and ensuring stockholder approval is obtained when they believe it is warranted.

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

	Messrs. Fields, Friedman, Helzers, Howard and Andrews hold the positions set forth opposite their names for the Company and our operating subsidiaries as indicated below:


Name                    The Company               Eagle                   JEH Eagle
----                    -----------               -----                   ---------
Douglas P. Fields       Company Chairman          Chairman of the         Chariman of the
                        of the Board and          Board and Chief         Board and Chief
                        Chief Executive Officer   Executive Officer       Executive Officer

James E. Helzer         President and Vice        President and           President and
                        Chairman of the           Director                Director
                        Board of Directors

Frederick M. Friedman   Executive Vice            Executive Vice          Executive Vice
                        President, Treasurer,     President, Treasurer    President, Treasurer
                        Secretary and             Secretary and           Secretary and
                        Director                  Director                Director

E.G. Helzer             Senior Vice               Senior Vice             Senior Vice
                        President-Operations      President-Operations    President-Operations

Gary L. Howard          Senior Vice                                       Senior Vice
                        President-Operations                              President-Operations

Steven R. Andrews       Director


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

Section 16(a) Beneficial Ownership Reporting Compliance.

	Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of ownership and reports of changes in ownership of our equity securities.

	Based on our review of copies of such reports filed with the Commission and information we received from our executive officers, directors and TDA, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and TDA were complied with during our fiscal year ended June 31, 2001. One person, Barry Segal, has reported in filings made with the Commission that he beneficially owns greater than 10% of our common stock. Based solely upon our review of Mr. Segal's filings with the Commission, without inquiry or investigation, it appears that Mr. Segal complied with his Section 16(a) filing requirements during our fiscal year ended June 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

	The following table sets forth certain summary information with respect to the compensation paid by us (including our subsidiaries) for services rendered in all capacities during each of the last two fiscal years by those persons indicated (the Company's four most highly compensated executive officers and its Chief Executive
Officer). Neither the Company nor any of the subsidiaries have had any other executive officer whose total annual salary and bonus exceeded $100,000 for either of said fiscal years.


Summary Compensation Table (1)
--------------------------

Name and Principal Position	Fiscal Year
                                Ended
                                June 30,                Salary          Bonus
                                -----------            --------        --------
Douglas P. Fields
  Chief Executive Officer       2001                   $260,000        $100,000
                                2000                   $260,000        $100,000

Frederick M. Friedman
  Executive Vice President
  and Treasurer                 2001                   $260,000        $100,000
                                2000                   $260,000        $100,000

James E. Helzer
  President                     2001                   $300,000        $100,000
                                2000                   $300,000        $100,000

Gary L. Howard
  Senior Vice President
  -Operations                   2001                   $260,000        $ 31,200
                                2000                   $260,000               0

E.G. Helzer
  Senior Vice President
  -Operations                   2001                   $175,000        $45,000
                                2000                   $162,500              0


(1) Each of the foregoing persons received such benefits as are available to all of our employees. The value of perquisites or other personal benefits received was less than ten (10%) percent of the total annual salary and bonus reported for each of the above identified persons. See "- Other Compensation."

Employment Agreements and Arrangements
--------------------------------------

	The Company and Eagle have entered into employment agreements with Messrs. Fields and Friedman pursuant to which they act as Chairman of the Board and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a
Director of the Company and Eagle, respectively, at annual salaries of $200,000 each, subject to annual increases or bonuses as may be determined by the Board of Directors.

	JEH Eagle has entered into employment agreements with Messrs. Fields and Friedman pursuant to which they act as Chairman of the Board of Directors and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of JEH Eagle, respectively, at annual salaries of $60,000 each, subject to annual increases and bonuses as may be determined by JEH Eagle's Board of Directors. The compensation payable to
Messrs. Fields and Friedman under these employment agreements commenced in March 1999.

	The foregoing employment agreements expire on June 30, 2004.

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

	Steven R. Andrews, Esq. serves as our vice president-legal, a compliance position, and he was compensated at the rate of $1,000 per month until October 2000. As this position was created as a result of our agreement with NASDAQ in connection with our listing on NASDAQ, we believe that he is not one of our employees, and he is now compensated at the same rate as other non-employee Directors.

	We have granted to each of Messrs. James E. Helzer, E.G. Helzer, Steven R. Andrews and Gary L. Howard options exercisable to purchase 120,000, 60,000, 100,000, and 100,000 shares of Common Stock, respectively. Such options have a term of ten years and are exercisable at $5.00 per share. Such options vest as to 20% of the underlying shares of Common Stock on each successive anniversary of the date of grant commencing one year from March 17, 1999, provided that they continue in our service on such dates.

Compensation of Directors
-------------------------

	Effective October 2000, non-employee Directors (Messrs. Andrews, Finkelstein, Skakel and Smircina) are each compensated at the rate of $1,000 per month. Prior to that date, non-employee Directors did not receive compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Limitation on Liability of Directors
------------------------------------

	The Delaware General Corporation Law permits a corporation, through its Certificate of Incorporation, to exonerate its directors from personal liability to the corporation or to its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. Our Certificate of Incorporation exonerates its directors from monetary liability to the extent permitted by this statutory provision. We have been advised that it is the position of the Commission that, insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended (the "Securities Act"), that provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

Stock Option Plan
-----------------

	In December 1998, the Board of Directors and the stockholders adopted and approved, as the case may be, our 1998 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, directors and consultants, and (ii) options not intended to so qualify ("Non-Qualified Stock Options") to employees (including directors and officers who are employees of the Company), directors and consultants. The total number of shares of the Company's Common Stock for which options may be granted under the Stock Option Plan is 1,200,000 shares. Options exercisable into 745,760 shares of Common Stock to various of our employees, including options to purchase an aggregate of 380,000 shares issued to Messrs. James E. Helzer, E.G. Helzer, Gary L. Howard and Steven R. Andrews, Esq. have been granted at a $5.00 per share exercise price. Options exercisable into 15,000 shares of Common Stock to various of our employees have been granted at a $4.00 per share exercise price.

                                                           Weighted
                                                            Average
                                Number       Exercise      Exercise
                                    of          Price         Price
                                Shares      Per Share     Per Share
                                ------      ---------     ---------

Outstanding, July 1, 1999       878,300         $5.00         $5.00
     Granted                          -             -             -
     Exercised                        -             -             -
     Forfeited                  (35,760)         5.00          5.00
     Expired                          -             -             -
                                -------                       -----
Outstanding, June 30, 2000      842,540                        5.00
     Granted                     15,000          4.00          4.00
     Exercised                        -             -             -
     Forfeited                  (96,780)         5.00          5.00
     Expired                          -             -             -
                                -------                       -----
Outstanding, June 30, 2001      760,760                       $4.98
                                =======                       =====

	At June 30, 2001, 321,720 options were exercisable at $5.00 per share.

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

Names of Executive                   Shares Subject     Number of
Officers and Directors               To Options         Vested Options
----------------------               --------------     --------------

James E. Helzer(1)                      120,000             40,000
E.G. Helzer(1)                           60,000             24,000
Gary L. Howard (1)                      100,000             40,000
Steven R. Andrews(1)                    100,000             40,000
Paul D. Finkelstein                      10,000             10,000
George Skakel III                        10,000             10,000
                                      ---------          ---------
 Total (All Executive Officers
       and Directors)                   400,000            164,000
                                      =========          =========

--------------------------
(1) All of the options granted to Messrs. James E. Helzer, E.G. Helzer, Gary L. Howard and Steven R. Andrews vest at a rate of 20% per year from March 17, 1999, limited, however, such that the total amount of all options granted to each of them and vesting in any single year does not exceed $100,000 at the exercise price.

Other Compensation
------------------

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

	No contributions were made to the 401(k) Plan during the fiscal year ended June 30, 2000. A contribution in the amount of approximately $102,000 was made to the 401 (K) Plan for the fiscal year ended June 30, 2001. Amounts to be contributed in the future are discretionary. Accordingly, it is not possible to estimate the amount of benefits that will be payable to participants in the 401(k) Plan upon their retirement.

Board and Committee Meetings
----------------------------

During its fiscal year ended June 30, 2001, our Board of Directors held three (3 ) meetings.

	The Committees of our Board if Directors met on the number of occasions set forth below:

		Audit		--	2 occasions.

		Compensation	--	2 occasions.

		Executive 	--	No occasion.

	A brief description of the functions of these Committees of our Board of Directors follows:

Audit - The Audit Committee reviews the performance and independence of our auditors, makes an annual recommendation to the Board of Directors with respect to the appointment of auditors, approves the general nature of the services to be performed and solicits and reviews the recommendations of the auditors. The Audit Committee also consults with our financial officers and internal auditors. During our fiscal year ended June 30, 2000, we adopted a charter for the Audit Committee.

Executive - The Executive Committee can be delegated all of the powers and authority (other than those reserved by statute) of the full Board of Directors in the management of our business and affairs.

Compensation - The Compensation Committee reviews our compensation policies and executive compensation changes and makes recommendations on compensation plans.

Executive Compensation-Policy and Components of Compensation
------------------------------------------------------------

	The Compensation Committee's fundamental executive compensation philosophy is to enable us to attract and retain key executive personnel and to motivate those executives to achieve our objectives which include obtaining satisfactory sales and income levels and maintaining a sound financial condition in light of the business environment in which we operate. The method of evaluating executive performance includes reviewing our sales, income levels and financial condition, and assessing each executive's performance in connection with attaining such sales, income levels and financial condition.

	Each executive officer's compensation package is reviewed annually and is comprised of three components: base salary, bonus, incentive compensation and stock option grants. In addition, our executive officers are eligible to participate in all benefit programs generally available to other employees as well as certain additional life insurance and other benefits.

        Mr. Fields' compensation for fiscal year 2001 consisted of his base salary compensation ($260,000) and his share ($100,000) of base bonus compensation of $300,000 authorized by our Board of Directors for our three most senior executive officers. No additional bonus, short term or long term incentive compensation, or stock options were awarded to Mr. Fields during fiscal year 2001. Mr. Fields' duties and responsibilities include, among others, managing the long term financial and economic resources of our Company, assuring the continuity of our strong management, assuring that our Company remains in a strong strategic position both financially and within our industry so that we can take advantage of financial and market opportunities, and striving to accomplish these duties and responsibilities in spite of the fact that we operate in a cyclical business with cyclical markets which frequently are subject to and dependent upon unpredictable weather, difficult competitive markets and other challenging conditions. The levels of our annual revenues, net income and EBITDA (earnings before interest expense, federal income taxes, depreciation and amortization) are among the factors considered and to be considered in the future by our Compensation Committee and Board of Directors in determining compensation for Mr. Fields (or other executive officers). Other relevant factors include competitive market conditions in each of our market areas, economic conditions and weather related factors affecting business in each of our market areas, availability of product and product lines in each of our market areas, availability of personnel at acceptable wage levels in each of our market areas, levels of compensation of other executive officers in the building products industry, success in managing the opening and closing of new and old distribution centers to maximize and balance our short term and long term business operations and financial returns, experience, management of banking relationships and financial resources especially in light of both general and building industry related conditions in the financial markets, ability both to take advantage of market and financial opportunities that may arise and to avoid potential problem areas that may appear attractive but, in fact, are not (such as last year's "e-commerce" bubble), ability to foster and maintain a corporate culture that maintains a high degree of employee morale and relatively low level of employee turnover in light of local market conditions, ability to maintain close contacts within the industry to take advantage of potential acquisitions or consolidation situations that may become available to the Company on terms that may be attractive to us, effectiveness in managing the purchasing function to achieve favorable prices and terms from our most important vendors and to maximize our gross profit margins in light of industry conditions, implementation of long term business, financial and acquisition strategies, as well as other factors. Although our net income and EBITDA declined in fiscal year 2001, and revenues increased, Mr. Fields met the basic objectives of the Company, satisfactorily fulfilled his duties and responsibilities in light of relevant competitive market and economic conditions affecting the Company, as determined by our Compensation Committee, and has received his base level of compensation as stated above. The Compensation Committee reviews compensation and incentive plans for the most senior executive officers and makes recommendations to our Board of Directors. In performing its reviews, the Compensation Committee may engage the services of an independent, outside consultant to render an opinion on proposed compensation for our most senior executive officers.

Base Salary
-----------

	In setting the base salary levels of each executive officer, the Committee may consider making recommendations to the Board of Directors regarding the base salaries of our executive officers based on the base salaries and other elements of compensation paid to executive officers in comparable positions in other similarly situated companies which are known to the Committee to the extent permitted by our executive officers' respective employment agreements. The Committee considers the individual experience level and actual performance of each executive officer in view of our needs and objectives.

Bonuses and Incentive Compensation
----------------------------------

	Annual bonus and incentive bonus compensation may be earned by each executive officer based upon our achievement of certain goals or levels of performance including sales and income levels and financial condition. Levels of base bonus compensation have been established by our Board of Directors which, for fiscal year 2001, was an aggregate of $300,000 for our three principal executive officers. Such goals or levels of performance are developed by management and reviewed and approved by the Compensation Committee and the Board of Directors. Bonuses and incentive bonus compensation are awarded to executives based upon efforts, experience, degree of success of the operations, financial performance of the Company, the attainment of both financial and non-financial goals, and levels of performance, all in light of the economic and competitive business environment in which we operate.

                    Compensation Committee Members
                    ------------------------------

Paul D. Finkelstein       George Skakel III      John E. Smircina, Esq.


Performance Table and Graph
---------------------------

         The following table and graph, based on data provided by the Center for Research in Securities Prices ("CSRP"), shows changes in the value of $100 invested on March 12, 1999, when the trading in shares of our common stock commenced following the Offering, of: (a) shares of our common stock; (b) the Nasdaq Stock Market Index (U.S. companies); and
(c) a company determined peer group. The values of each investment at the end of each period are derived from compounded daily returns that include all dividends. Total stockholder returns from each investment can be calculated from the period-end investment values shown in the table and graph provided below.

	The Company's Self-Determined Peer Group which is used in the accompanying Performance Table and Performance Graph is comprised of a sampling of publicly traded companies that the Company is aware participate in the building, construction and industrial materials and supplies distribution industry and companies which manufacture certain construction materials. The Company is unaware of any publicly traded companies whose primary business is the wholesale distribution of residential roofing, masonry supplies and related products. Many of the companies that participate in the wholesale distribution of residential roofing, masonry supplies and related products industry are not publicly owned. The names, stock market symbols and exchanges or marketplaces on which the companies in the Self-Determined Peer Group are traded are listed below. The index level for all three series that are shown in the Performance Graph below was set to $100 on March 12, 1999, the day that the Company consummated its Offering. The indexes are re-weighted daily using the market capitalizations on the previous trading day.

                     Self-Determined Peer Group
                     --------------------------

Statistical Information and Graph Prepared by the Center for Research in Security Prices on July 19, 2001.

                                                            Exchange/
Company Name                       Trading Symbol           Market Place
------------                       --------------           ------------

Berger Holdings Inc.                    BGRH                 NASDAQ-SCM(4)
Building Materials Holding Corp.        BMHC                 NASDAQ-NMS(5)
C R H PLC (1)                           CRHCY                NASDAQ-NMS(5)
Elcor Corp.                             ELK                     NYSE(6)
Fastenal Company                        FAST                 NASDAQ-NMS(5)
W W Grainger Inc.                       GWW                     NYSE(6)
Hughes Supply Inc.                      HUG                     NYSE(6)
M S C Industrial Direct Co. (2)         MSM                     NYSE(6)
Owens Corning                           OWC                     NYSE(6)
U S G Corp.                             USG                     NYSE(6)
Watsco Inc. (3)                         WSO/B                   AMEX(7)
Watsco Inc. (2)                         WSO                     NYSE(6)
Wesco International Inc.                WCC                     NYSE(6)
Wickes Inc.                             WIKS                 NASDAQ-NMS(5)

-------------------------------
(1)	American Depository Receipt
(2)	Class A equity.
(3)	Class B equity.
(4)	NASDAQ Small Cap Market.
(5)	NASDAQ National Market System.
(6)	New York Stock Exchange.
(7)	American Stock Exchange.

             Comparison of Five - Year Cumulative Total Returns
                           Performance Graph for
                          EAGLE SUPPLY GROUP, INC.

              Produced on 07/19/2001 including date to 06/29/01


                       [GRAPH - DETAILS REFLECTED BELOW]

                                    Legend

Symbol    CRSP Total Returns Index for:        03/1999    06/1999    12/1999    06/2000    12/2000    06/2001
------    -----------------------------        -------    -------    -------    -------    -------    -------
_____ []  EAGLE SUPPLY GROUP, INC.              100.0       93.6       82.1       82.1       27.6       26.7
-- -- *   Nasdaq Stock Market (US Companies)    100.0      113.3      171.6      167.5      103.2       90.8
- - - X   Self-Determined Peer Groups           100.0      118.6       96.5       75.8       72.6       76.2

Notes:
   A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
   B. The indexes are reweighted daily using the market capitalization on the previous trading day.
   C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
   D.   The index level for all series was set to $100.0 on 03/12/1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

	The following table sets forth, as of August 31, 2001, except as noted in the next sentence, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to
(i) each person known to own 5% or more of our outstanding shares of Common Stock, (ii) each of our executive officers and directors, and
(iii) all of our officers and directors as a group. The information set forth below as to Bradco Supply Corporation and Barry Segal is based solely upon filings made by such entity and person with the Commission.

                                     Amount             Approximate
                                     and Nature         Percentage
                                     of Beneficial      of Common
Identity(1)                          Ownership          Stock Owned
-----------                          -------------      -----------

TDA Industries, Inc.                  5,100,000(2)         59.9%
Douglas P. Fields                     5,100,000(2)         59.9%
Frederick M. Friedman                 5,100,000(2)         59.9%
James E. Helzer                         340,000(3)          3.9%
Gary L. Howard                          350,000(3)          4.1%
E.G. Helzer                              24,000(3)           *
Steven R. Andrews, Esq.                 150,000(3)          1.8%
Paul D. Finkelstein                      10,000(3)           *
John E. Smircina, Esq.                5,100,000(2)         59.9%
George Skakel III                        10,000(3)           *
All Executive Officers and
  Directors as a group
  (9 persons)                         5,964,000(2)(3)      68.9%
Barry Segal(4)                        1,016,280            11.9%
_______________________________
*	Denotes less than 1%.


(1)	The addresses for the foregoing entities and persons are:
-	TDA Industries, Inc., 122 East 42nd Street, New York, New York
        10168.
-	Messrs. Fields and Friedman, c/o Eagle Supply Group, Inc., 122
        East 42nd Street, New York, New York 10168
-	Mr. James E. Helzer, 2500 U.S. Highway 287, Mansfield, Texas
        76063.
-	Mr. Howard, 2090 Highway 157 N., Mansfield, Texas 76063.
-	Mr. Andrews, 822 North Monroe Street, Tallahassee, Florida 32303.
-	Mr. E.G. Helzer, 2500 U.S. Highway 287, Mansfield, Texas 76063.
-	Mr. Finkelstein, c/o Regis Corp., 7201 Metro Blvd., Minneapolis,
        MN 55439-2130.
-	Mr. Smircina, 221S Alfred Street, Alexandria, Virginia 22314.
-	Mr. Skakel, 115 Maple Avenue, Greenwich, Connecticut 06830.
-	Mr. Segal, c/o Bradco Supply Corporation, 13 Production Way,
        Avenel, NJ 07001.

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

(4)	According to filings made with the Commission, Mr. Segal directly owns 989,580 shares of our Common Stock with an additional 26,700 shares owned by Bradco Supply Corporation, a corporation of which Mr. Segal is the majority shareholder and Chief Executive Officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEH Eagle
---------

	In 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., which is wholly-owned by James E. Helzer, now our President. Certain potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee are to be paid by JEH Eagle. For the fiscal year ended June 30, 2001, approximately $315,000 of additional consideration was paid to JEH Co.
or its designee. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

	James E. Helzer had rented to JEH Co. and continues to rent to JEH Eagle, pursuant to five-year written leases, the premises for several of JEH Eagle's distribution centers and JEH Eagle's executive offices. Base rental payments to Mr. Helzer for the several distribution facilities he leases to JEH Eagle aggregated approximately $743,000 during fiscal 2001. See Item 2. "Properties."

	During its fiscal year ended June 30, 2001, JEH Eagle made sales aggregating approximately $853,000 to entities owned by Jay James
Helzer, the son of James E. Helzer, and other family members.

	Pursuant to an agreement, TDA provides JEH Eagle with certain services including: (i) managerial, (ii) strategic planning, (iii) banking negotiation, (iv) investor relations, and (v) advisory services relating to acquisitions for a five-year term which commenced in July 1997. A $3,000 monthly fee commenced in March 1999.

	Gary L. Howard had rented to MSI Co. and continues to rent to JEH Eagle (successor by merger to MSI Eagle), pursuant to a three-year written lease, certain office, showroom, warehouse and outdoor storage space for one of JEH Eagle's distribution centers. Base rental payments to Gary L. Howard for the distribution facility he leases to JEH Eagle aggregated approximately $107,000 during fiscal 2001. See
Item 2. "Properties."

	JEH Eagle rents a distribution center, pursuant to a five-year written lease ending in June 2004, from a limited liability company fifty (50%) percent owned by James E. Helzer and his spouse and fifty (50%) percent owned by a subsidiary of TDA. Base rental payments to this limited liability company for the distribution facility it leases to JEH Eagle aggregated approximately $46,000 during fiscal 2001. See
Item 2. "Properties." The limited liability company acquired these premises from JEH Eagle as of July 1, 1999, which had itself acquired the premises from one of its customers.

MSI Eagle
---------

	In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., which is wholly-owned by Gary L. Howard, now one of our Senior Vice Presidents. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. For the fiscal year ended June 30, 2001, approximately $270,000 of additional consideration was paid to MSI Co. or its designee. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

	In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a six (6%) percent two-year note. The note was payable in full in October 2000, and TDA had agreed to defer the interest payable on the note until its maturity. In October 2000, interest on the note was paid in full, and TDA and JEH Eagle (as successor by merger to MSI Eagle) agreed to finance the $1,000,000 principal amount of the note pursuant to a new eight and three-fourths (8.75%) percent per annum demand promissory note.

TDA-Eagle
---------

	TDA is a holding company which operated several business enterprises that included Eagle, JEH Eagle and MSI Eagle until our acquisition of them in March 1999.

	A wholly-owned subsidiary of TDA had rented to Eagle and continues to rent to Eagle, pursuant to ten-year written leases, the premises for several of Eagle's distribution centers. Base rental payments to the TDA subsidiary for the several distribution centers it leases to Eagle aggregated approximately $790,000 during fiscal 2001. See Item 2. "Properties."

	JEH Eagle rents a distribution center, pursuant to a five-year written lease ending in June 2004, from a limited liability company fifty (50%) percent owned by James E. Helzer and his spouse and fifty (50%) percent owned by a TDA subsidiary. Base rental payments to this limited liability company for the distribution facility it leases to JEH Eagle aggregated approximately $46,000 during fiscal 2001. See
Item 2. "Properties." The limited liability company acquired these premises from JEH Eagle as of July 1, 1999, which had itself acquired the premises from one of its customers.

	TDA provides office space and administrative services to the Company in New York City pursuant to a month-to-month administrative services agreement requiring a $3,000 monthly payment to TDA.

	The foregoing transactions that Eagle, JEH Eagle and MSI Eagle have engaged in with TDA have benefited or may be deemed to have benefited TDA, directly or indirectly. Messrs. Fields and Friedman, our Chief Executive Officer and Chairman of our Board of Directors and our Executive Vice President, Chief Financial Officer, Treasurer, Secretary, and Director, respectively, are also executive officers, directors and principal stockholders of TDA and have benefited or may be deemed to have benefited, directly or indirectly, from the foregoing transactions with TDA. TDA and/or certain of its subsidiaries derive funds from the operation of an indoor tennis facility, commercial lease payments from us and others and income from investments. These sources help to defray TDA's operating expenses, including the payment of salaries and benefits to Messrs. Fields and Friedman. See Item 10. "Directors and Executive Officers of Registrant."

	Messrs. Fields and Friedman are officers, directors and principal stockholders of TDA, and Mr. Smircina is a director of TDA, and, consequently, they are able, through TDA, to direct the election of our directors, effect significant corporate events and generally direct our affairs. We do not intend to enter into any material transactions, loans or forgiveness of loans with any affiliates, except as contemplated or otherwise disclosed in our filings with the Commission, unless we believe that such transaction is fair and reasonable to us and we believe that it is on terms no less favorable than we could obtain from unaffiliated third parties. Additionally, any such event must be approved by a majority of our directors who do not have an interest in such a transaction and who have had access, at our expense, to independent legal counsel.

	The foregoing transactions that we have engaged in with James E. Helzer have benefited or may be deemed to have benefited Mr. Helzer, directly or indirectly. James E. Helzer is our President.

	The foregoing transactions that we have engaged in with Gary L. Howard have benefited or may be deemed to have benefited Mr. Howard. Mr. Howard is one of our Senior Vice Presidents.

	For certain details concerning our 1999 acquisition of Eagle, JEH Eagle, and MSI Eagle, the 1997 acquisition of JEH Co. by JEH Eagle and the 1998 acquisition of MSI Co. by MSI Eagle, see Item 7.
"Management's Discussion and Analysis of Financial Condition and
Results of Operations - Acquisitions" and the Financial Statements and Notes thereto.

Fairness
--------

	Our management believes that the foregoing transactions were and are fair and reasonable to us and were made on terms no less favorable to us than terms and conditions that could have been entered into with independent third parties.

	Each of TDA and Messrs. Fields and Friedman may be deemed to be a "promoter" of our enterprise as such term is defined under the federal securities laws.

General
-------

	As a result of the Offering, 300,000 and 200,000 shares of our Common Stock were issued to Messrs. Helzers and Howard, respectively, as additional consideration in connection with JEH Eagle's acquisition of JEH Co. and MSI Eagle's acquisition of MSI Co.

Other Related Party Transactions
--------------------------------

	For details concerning the employment agreements and arrangements with Messrs. Fields, Friedman, Helzers and Howard, see Item 10.
"Directors and Executive Officers of Registrant," and Item 11.
"Executive Compensation."

                                PART IV
                                -------

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)	Exhibits

             None


(b)	All schedules are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

                              SIGNATURES
                              ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 28th day of September, 2001.

                                 EAGLE SUPPLY GROUP, INC.


                                 By:______/s/ Douglas P. Fields_________
                                    Douglas P. Fields,
                                    Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                       Title                            Date
---------                       -----                            -----

/s/___Douglas P. Fields____     Chairman of the Board of    September 28, 2001
Douglas P. Fields               Directors and Chief
                                Executive Officer
                                (Principal Executive Officer)

/s/__Frederick M. Friedman__    Executive Vice President,   September 28, 2001
Frederick M. Friedman 		Treasurer, Secretary and
                                Director (Principal Financial
                                and Accounting Officer)


/s/___James E. Helzer_______    Vice Chairman of the Board  September 28, 2001
James E. Helzer			of Director


/s/___Paul D. Finkelstein___    Director                    September 28, 2001
Paul D. Finkelstein


/s/___George Skakel III_____    Director                    September 28, 2001
George Skakel III


/s/___John E. Smircina______    Director                    September 28, 2001
John E. Smircina


/s/___Steven R. Andrews_____    Director                    September 28, 2001
Steven R. Andrews

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eagle Supply Group, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Supply Group, Inc. (the "Company") and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Supply Group, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the three years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP


Deloitte & Touche LLP

Fort Worth, Texas
September 21, 2001


EAGLE SUPPLY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
-----------------------------------------------------------------------------

ASSETS                                               2001              2000
CURRENT ASSETS:
  Cash and cash equivalents                      $  5,679,891     $  7,165,878
  Accounts and notes receivable - trade
    (net of allowance for doubtful accounts
    of $2,352,491 and $1,496,000,
    respectively)                                  35,714,565       29,444,868
  Inventories                                      30,781,359       26,321,681
  Deferred tax asset                                1,028,649          601,426
  Federal and state income taxes receivable           444,516             -
  Other current assets                                856,951        1,122,431
                                                 ------------     ------------
           Total current assets                    74,505,931       64,656,284

PROPERTY AND EQUIPMENT, Net                         4,514,225        5,542,722

EXCESS COST OF INVESTMENTS OVER NET ASSETS
  ACQUIRED (net of accumulated amortization
    of $1,936,216, and $1,130,522,
    respectively)                                  14,097,292       14,123,363
DEFERRED FINANCING COSTS                              157,727          186,772
                                                 ------------     ------------
                                                 $ 93,275,175     $ 84,509,141
                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt              $  3,240,000     $  3,000,000
  Accounts payable                                 26,670,560       22,504,893
  Due to related parties                              636,884        2,162,474
  Accrued expenses and other current
    liabilities                                     4,493,949        3,534,110
  Income taxes due to TDA Industries, Inc.              -            1,143,537
  Federal and state income taxes payable                -              424,715
                                                 ------------     ------------
           Total current liabilities               35,041,393       32,769,729

LONG-TERM DEBT                                     38,336,642       33,089,454
DEFERRED TAX LIABILITY                                862,552          464,212
                                                 ------------     ------------
           Total liabilities                       74,240,587       66,323,395
                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)
SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per share
    2,500,000 shares authorized - none issued
    and outstanding                                      -               -
  Common shares, $.0001 par value per share
    25,000,000 shares authorized - issued and
    outstanding - 8,510,000                               851              851
  Additional paid-in capital                       16,958,141       16,958,141
  Retained earnings                                 2,075,596        1,226,754
                                                 ------------     ------------
           Total shareholders' equity              19,034,588       18,185,746
                                                 ------------     ------------
                                                 $ 93,275,175     $ 84,509,141
                                                 ============     ============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                      2001                 2000                  1999

REVENUES                                         $ 196,240,714         $ 187,714,736         $ 159,844,520

COST OF SALES                                      146,875,799           142,421,814           122,137,798
                                                 -------------         -------------         -------------
                                                    49,364,915            45,292,922            37,706,722
                                                 -------------         -------------         -------------
OPERATING EXPENSES (including a provision
  for doubtful accounts of $1,464,418,
  $732,890 and $1,348,860, respectively)            42,917,028            37,443,191            29,340,721

DEPRECIATION                                         1,410,544             1,387,761             1,212,046

AMORTIZATION OF EXCESS COST OF
  INVESTMENTS OVER NET ASSETS ACQUIRED                 805,694               621,565               337,128

AMORTIZATION OF DEFERRED FINANCING COSTS                92,009                79,417                72,832
                                                 -------------         -------------         -------------
                                                    45,225,275            39,531,934            30,962,727
                                                 -------------         -------------         -------------
INCOME FROM OPERATIONS                               4,139,640             5,760,988             6,743,995
                                                 -------------         -------------         -------------
OTHER INCOME (EXPENSE):
  Investment and other income                          490,215               489,230               125,012
  Interest expense                                  (3,201,013)           (3,069,472)           (2,500,655)
                                                 -------------         -------------         -------------
                                                    (2,710,798)           (2,580,242)           (2,375,643)
                                                 -------------         -------------         -------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                       1,428,842             3,180,746             4,368,352

PROVISION FOR INCOME TAXES                             580,000             1,170,000             1,665,000
                                                 -------------         -------------         -------------
NET INCOME                                       $     848,842         $   2,010,746         $   2,703,352
                                                 =============         =============         =============
BASIC AND DILUTED NET INCOME PER SHARE           $         .10         $         .24         $         .43
                                                 =============         =============         =============
COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE                       8,510,000             8,510,000             6,285,753
                                                 =============         =============         =============



See notes to consolidated financial statments.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-----------------------------------------------------------------------------

                                                                                  Additional                 Due from TDA
                                  Preferred Shares      Common Shares     Paid-In       Retained     and Affiliated
                                 Shares      Amount   Shares     Amount   Capital       Earnings     Companies            Total
                                 ------      ------   ---------  ------   -----------   -----------  --------------   ------------

BALANCE, JULY 1, 1998                 -      $  -     5,400,000  $  540   $ 2,702,865   $   779,658  $(3,623,619)     $   (140,556)

  Net income                          -         -          -         -          -         2,703,352        -             2,703,352

  Proceeds from initial public
    offering of Common Shares
    and Warrants - net                -         -     2,500,000     250    10,205,337         -            -            10,205,587

  Shares issued in connection
    with the acquisition of
    JEH Co.                           -         -       300,000      30     1,499,970         -            -             1,500,000

  Shares issued in connection
    with the acquisition of
    MSI Co.                           -         -       200,000      20       999,980         -            -             1,000,000

  Shares issued as a principal
    payment of a note payable         -         -        50,000       5       249,995         -            -               250,000

  Cash dividends paid to TDA
    Industries, Inc.                  -         -          -         -          -        (1,200,000)       -            (1,200,000)

  Capital contribution from
    TDA Industries, Inc.              -         -          -         -      1,000,000         -            -             1,000,000

  Net change in Due from TDA
    Industries, Inc. and
    affiliated companies              -         -          -         -          -             -           69,412            69,412

  Non-cash dividend to TDA
    Industries, Inc. - net            -         -          -         -          -        (3,067,002)   3,067,002               -
                                 ------      ------   ---------  ------   -----------   -----------  -----------      ------------
BALANCE, JUNE 30, 1999                -         -     8,450,000     845    16,658,147      (783,992)    (487,205)       15,387,795

  Net income                          -         -          -         -          -         2,010,746          -           2,010,746

  Shares issued in connection
    with the acquisition of
    MSI Co.                           -         -        60,000       6       299,994         -              -             300,000

  Net change in Due from TDA
    Industries, Inc. and
    affiliated companies              -         -          -         -          -             -          487,205           487,205
                                 ------      ------   ---------  ------   -----------   -----------  -----------      ------------
BALANCE, JUNE 30, 2000                -         -     8,510,000     851    16,958,141     1,226,754          -          18,185,746

  Net income                          -         -          -         -          -           848,842          -             848,842
                                 ------      ------   ---------  ------   -----------   -----------  -----------      ------------
BALANCE, JUNE 30, 2001                -      $  -     8,510,000  $  851   $16,958,141   $ 2,075,596  $       -        $ 19,034,588
                                 ======      ======   =========  ======   ===========   ===========  ===========      ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-----------------------------------------------------------------------------

                                                              2001             2000              1999
                                                          ------------     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    848,842     $  2,010,746      $  2,703,352

  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                          2,308,247        2,088,743         1,622,006
      Deferred income taxes                                    (28,883)         419,748          (260,640)
      Increase (decrease) in allowance for doubtful
        accounts                                               856,491         (104,000)          622,595
      (Gain) loss on sale of equipment                         (15,413)          26,966            (9,472)
      Changes in operating assets and liabilities:
        Increase in accounts and notes receivable           (7,126,188)      (2,168,442)       (3,257,580)
        Increase in inventories                             (4,459,678)      (7,349,133)       (2,393,992)
        Decrease (increase) in other current assets            265,480          (29,604)         (238,908)
        Increase in accounts payable                         4,165,667        2,366,747           929,926
        Increase (decrease) in accrued expenses and
          other current liabilities                            959,839         (197,122)          488,231
        Decrease in due from related party                        -             250,000              -
        Increase (decrease) in due to related parties           51,891         (150,446)            7,249
        (Decrease) increase in income taxes due to
          TDA Industries, Inc.                              (1,143,537)            -              117,919
        (Decrease) increase in federal and state
          income taxes                                        (869,231)        (183,445)          608,160
                                                          ------------     ------------      ------------
        Net cash (used in) provided by
          operating activities                              (4,186,473)      (3,019,242)          938,846
                                                          ------------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (592,045)        (967,462)       (1,982,860)
  Proceeds from sale of fixed assets                           225,411          627,274            70,771
  Payment of additional consideration for the
    purchase of JEH Co.                                     (2,141,454)      (1,907,842)             -
  Payment of additional consideration for the
    purchase of MSI Co.                                       (215,650)           -                  -
  Payment for purchase of net assets of MSI Co.                   -               -            (1,519,840)
                                                          ------------     ------------      ------------
        Net cash used in investing activities               (2,723,738)      (2,248,030)       (3,431,929)
                                                          ------------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of
    related expenses                                              -               -            10,205,587
  Principal borrowings on long-term debt                   217,424,596      199,350,576       170,481,066
  Principal reductions on long-term debt                  (211,937,408)    (195,924,037)     (170,930,422)
  Increase in deferred financing costs                         (62,964)           -                 -
  Proceeds from issuance of notes payable
    - shareholders                                                -               -               200,000
  Repayments of notes payable - shareholders                      -               -              (500,000)
  Capital contribution from TDA Industries, Inc.                  -               -             1,000,000
  Cash dividends paid to TDA Industries, Inc.                     -               -            (1,200,000)
  Decrease in amounts due from TDA Industries, Inc.
    and affiliated companies                                      -             487,205            70,255
                                                          ------------     ------------      ------------
        Net cash provided by financing activities            5,424,224        3,913,744         9,326,486
                                                          ------------     ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                          (1,485,987)      (1,353,528)        6,833,403

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 7,165,878        8,519,406         1,686,003
                                                          ------------     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $  5,679,891     $  7,165,878      $  8,519,406
                                                          ============     ============      ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-----------------------------------------------------------------------------

                                                              2001             2000              1999
                                                          ------------     ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                $  3,201,013     $  3,069,472      $  2,500,655
                                                          ============     ============      ============
    Cash paid for income taxes                            $  1,420,348     $    933,697      $    966,243
                                                          ============     ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Non-cash dividend to TDA Industries, Inc. - net       $     -          $      -          $  3,067,002
                                                          ============     ============      ============
    300,000 Common Shares issued in connection with the
      acquisition of JEH Co.                              $     -          $      -          $  1,500,000
                                                          ============     ============      ============
    200,000 Common Shares issued in connection with the
      acquisition of MSI Co.                              $     -          $      -          $  1,000,000
                                                          ============     ============      ============
    50,000 Common Shares issued as a principal payment
      of a note payable                                   $     -          $      -          $    250,000
                                                          ============     ============      ============
    60,000 Common Shares issued in connection with the
      acquisition of MSI Co.                              $     -          $    300,000      $      -
                                                          ============     ============      ============
   Additional consideration pursuant to the acquisition
     of JEH Co.                                           $    314,864     $  1,946,824      $  1,773,212
                                                          ============     ============      ============
   Additional consideration pursuant to the acquisition
     of MSI Co.                                           $    270,129     $    215,650      $      -
                                                          ============     ============      ============
   Acquisitions of MSI Co.:
     Fair value of assets acquired                                                           $  9,284,007
     Liabilities assumed                                                                       (1,359,698)
     Notes issued to sellers                                                                   (2,045,972)
     Due to related party                                                                        (250,000)
     Bank debt incurred                                                                        (4,108,497)
                                                                                             ------------
          Cash paid                                                                          $  1,519,840
                                                                                             ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-----------------------------------------------------------------------------

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

INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO"), last-in, first-out ("LIFO"), or average cost methods. If LIFO inventories (approximately $7,665,000, $6,489,000 and $6,033,000 at June 30, 2001, 2000 and 1999, respectively) had been valued at the lower of FIFO cost or market, inventories would be higher by approximately $719,000, $720,000 and $530,000 for fiscal 2001, 2000 and 1999, respectively, and income before provision for income taxes would have decreased by approximately $1,000 in fiscal 2001 and increased by approximately $190,000 and $10,000 in fiscal 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment are provided principally by straight-line methods at various rates calculated to extinguish the carrying values of the respective assets over their estimated useful lives.

EXCESS COST OF INVESTMENTS OVER NET ASSETS ACQUIRED - Excess cost of investments over net assets acquired ("goodwill") has been amortized on a straight-line method over 15 to 40 years.

DEFERRED FINANCING COSTS - Deferred financing costs are related to the acquisition financing obtained in connection with the Acquisitions described in Note 2 and are being amortized on a straight-line method over the term of the related debt obligations.

INCOME TAXES - Prior to the completion of the Offering, the Company was included in the consolidated federal and state income tax returns of its Parent. Income taxes were calculated on a separate return filing basis. Subsequent to the Offering, the Company files a consolidated federal income tax return with its subsidiaries.
The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

NET INCOME PER SHARE - Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the periods presented and excluded any potential dilution. Diluted net income per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants (see Note 8). There were no dilutive options or warrants for any of the periods presented. Both basic and diluted net income per share includes, for all periods presented, the 3,000,000 common shares of the Company issued to TDA in connection with the Acquisitions.

LONG-LIVED ASSETS - Long-lived assets are stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of June 30, 2001.

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

    Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value, except for a 6% note due in July 2002. Such note has a carrying value of $864,852 and an estimated fair market value of $845,000 and $790,000 at June 30, 2001 and 2000, respectively.

The fair value estimates are based on pertinent information available to management as of June 30, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented.

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

SIGNIFICANT VENDORS - During the fiscal years ended June 30, 2001, 2000 and 1999, the Company purchased approximately 18%, 18% and 17%, respectively, of its product lines from one supplier and approximately 13% of its product lines from a second supplier in fiscal 2001. Since similar products are available from other suppliers, the loss of these suppliers would not have a long-term material adverse effect on the Company's business.

CASH AND CASH EQUIVALENTS - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents. Cash equivalents amounted to approximately $5,000,000 and $5,988,000 at June 30, 2001 and 2000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 became effective in the Company's first quarter of the current fiscal year. The adoption of this Statement did not have a significant impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the first quarter of the current fiscal year. The adoption of SAB 101 did not have a material effect on the Company's financial condition, results of operations or cash flows.

On June 29, 2001, the FASB approved for issuance SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; and, effective January 1, 2002, goodwill will no longer be subject to amortization. The Company is permitted to early adopt effective July 1, 2001, and management has elected to do so. Management believes that these Statements will not have a material impact on the Company's financial condition, results of operations or cash flows, other than from the cessation of the amortization of goodwill. During the fiscal year ended June 30, 2001, goodwill amortization totaled approximately $806,000 ($.09 per share).

2.	ACQUISITIONS

On July 8, 1997, effective as of July 1, 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company, Inc. ("JEH Co."), engaged in the wholesale distribution of roofing supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $14,767,852 consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year, 6% per annum note in the principal amount of $864,852. The purchase price and the note are subject to further adjustment under certain conditions. Further, JEH Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2002 (the "JEH Applicable Period"). Additionally, with respect to certain Total Accounts Receivable Reserves, as defined (the "JEH Reserves"), which were established at date of acquisition, if JEH Eagle reduces the amount of the JEH Reserves in any fiscal year during the JEH Applicable Period, JEH Co. or its designee is to be paid a portion of such reduction based on a formula as described in the acquisition agreement. Additionally, if the Offering was consummated prior to June 30, 2002 and in the event certain JEH EBITDA levels, as defined, had been reached during the period July 1, 1997 through the date of consummation of the Offering, JEH Co. or its designee would have been entitled to receive $1,000,000 or $1,350,000 (either in cash or in common shares of the Company valued at the public offering price) depending upon the JEH EBITDA level. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer the owner of JEH Co. and President of the Company in fulfillment of the obligation
set forth in the immediately preceding sentence.   For the fiscal
years ended June 30, 2000 and 1999, approximately $1,947,000 and $1,773,000, respectively, of additional consideration was paid to JEH Co. or its designee. For the fiscal year ended June 30, 2001, approximately $315,000 of additional consideration is payable to JEH Co. or its designee. All of such additional consideration increased goodwill.

The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from JEH Co.
have been included in the statements of operations from the effective date of the acquisition.

On October 22, 1998, MSI Eagle acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), engaged in the wholesale distribution of masonry supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $8,537,972 consisting of $6,492,000 in cash and a five-year, 8% per annum note in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustment under certain conditions. The note was paid in full in March 1999 out of the proceeds of the Offering. Further, MSI Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2003. Additionally, if the Offering was consummated prior to October 22, 2003 and certain MSI EBITA levels, as defined, had been reached, MSI Co. or its designee would have been entitled to receive (i) $1,000,000 or (ii) $750,000 (either in cash or in common shares of the Company valued at the public offering price) if the MSI EBITA level was (i) not less than $2,000,000 per year or
(ii) less than $2,000,000 but not less than $1,500,000 per year, respectively. Upon the consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares, to Gary L. Howard, the designee and owner of MSI Co. and a senior vice president of the Company, in fulfillment of the obligation set forth in the immediately preceding sentence and in fulfillment of certain of such future additional consideration. For the fiscal year ended June 30, 2000, approximately $216,000 of additional consideration was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2001, approximately $270,000 of additional consideration is payable to MSI Co. or its designee. All of such additional consideration increased goodwill. No additional consideration was payable to MSI Co. for fiscal 1999.

The foregoing transaction was accounted for as a purchase and, accordingly, the results of the operations acquired from MSI Co.
have been included in the statements of operations from the date of the acquisition.

The following pro forma information represents the consolidated results of operations of the Company as if the MSI Co. acquisition had been consummated as of July 1, 1998:

                                           Year Ended
                                         June 30, 1999

Revenues                                 $ 163,821,000
                                         =============

Net income                               $   2,949,000
                                         =============


The pro forma information is not necessarily indicative of the operating results that would have occurred if the MSI Co. acquisition had been consummated as of July 1,1998, nor is it necessarily indicative of future operating results. The actual results of operations of MSI Co. are included in the Company's consolidated financial statements only from the date of acquisition.

3.	PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

                                                      June 30,                Estimated
                                                2001              2000        Useful Lives
                                           ------------     ------------

Furniture, fixtures and equipment          $  2,599,915     $  2,973,393       5 years
Automotive equipment                          4,575,651        4,641,059       5-7 years
Leasehold improvements                        1,945,353        1,798,197       10 years
Assets acquired under capitalized leases        831,766          970,278       1-2 years
                                           ------------     ------------
                                              9,952,685       10,382,927
Less: Accumulated depreciation and
  amortization                                5,438,460        4,840,205
                                           ------------     ------------
                                           $  4,514,225     $  5,542,722
                                           ============     ============


4.	INCOME TAXES

Components of the provision for income taxes are as follows:

                                        Year Ended June 30,
                               2001            2000           1999
                            ---------      ----------      ----------
Current:
  Federal                   $ 458,117      $  660,252      $1,629,640
  State and local              93,000          90,000         296,000
Deferred                       28,883         419,748        (260,640)
                            ---------      ----------      ----------
                            $ 580,000      $1,170,000      $1,665,000
                            =========      ==========      ==========

	A reconciliation of income taxes at the federal statutory rate and the amounts provided, is as follows:

                                                Year Ended June 30,
                                       2001            2000             1999
                                  -----------      -----------     -----------
Tax using the statutory rate      $   486,000      $ 1,081,000     $ 1,485,000
State and local income taxes           61,000           59,000         195,000
Other                                  33,000           30,000         (15,000)
                                  -----------      -----------     -----------
                                  $   580,000      $ 1,170,000     $ 1,665,000
                                  ===========      ===========     ===========


Temporary differences which give rise to a net deferred tax asset are as follows:

                                                      June 30,
                                               2001            2000
                                          -----------      -----------
Deferred tax assets:
  Provision for doubtful accounts         $   893,947      $   569,506
  Inventory capitalization                    134,702           31,920
                                          -----------      -----------
                                            1,028,649          601,426
                                          -----------      -----------
Deferred tax liability:
  Goodwill                                   (292,640)            -
  Depreciation                               (569,912)        (464,212)
                                          -----------      -----------
                                             (862,552)        (464,212)
                                          -----------      -----------
Net deferred tax asset                    $   166,097      $   137,214
                                          ===========      ===========

	Management believes that no valuation allowance against the net deferred tax asset is necessary.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       June 30,
                                                               2001              2000
                                                          -------------     -------------

Variable rate collateralized revolving credit note (A)    $  35,631,826     $  28,215,788

Variable rate collateralized equipment note (A)               1,328,218         1,826,641

Variable rate collateralized term note (A)                    2,049,900         3,243,900

Note payable - TDA Industries, Inc. (B)                       1,000,000         1,000,000

6% promissory note, due July 2002 (Note 2)                      864,852           864,852

Capitalized equipment lease obligations, at
  various rates, for various terms through 2003 (C)             280,499           541,528

8.50% equipment loan, payable in monthly
  installments through February 13, 2003                         86,613           136,415

8.50% equipment loan, payable in monthly
  installments through April 23, 2003                            33,386            49,646

8.50% equipment loan, payable in monthly
  installments through April 27, 2003                            16,408            24,363

9.25% equipment loan, payable in monthly
  installments through March 20, 2005                           128,041           155,255

9.25% equipment loan, payable in monthly
  installments through May 5, 2005                               24,103            28,969

9.5% equipment loan, payable in monthly
  installments through July 31, 2005                             12,472              -

9.5% equipment loan, payable in monthly
  installments through July 24, 2005                             10,536              -

9.25% equipment loan, payable in monthly
  installments through November 6, 2004                          11,456              -

9.25% equipment loan, payable in monthly
  installments through September 4, 2004                         16,348              -

11.5% equipment loan, payable in monthly
  installments through November 14, 2001                         43,952              -

11.5% equipment loan, payable in monthly
  installments through December 31, 2001                         17,193              -

11.5% equipment loan, payable in monthly
  installments through February 28, 2002                         20,839              -

7.99% equipment loan, paid in full in August 2000                  -                2,097
                                                          -------------     -------------
                                                             41,576,642        36,089,454
Less: Current portion of long-term debt                       3,240,000         3,000,000
                                                          -------------     -------------
                                                          $  38,336,642     $  33,089,454
                                                          =============     =============

(A)	In June 2000, the Eagle, MSI Eagle and JEH Eagle credit
        facilities were combined into an amended, restated and consolidated loan agreement, which matures in October 2003, for an increased credit facility in the aggregate amount of $44,975,000 with the same lender, with Eagle and JEH Eagle as the borrowers. This credit facility consisted of a $3,243,900 term loan, a $1,826,641 equipment loan and the balance in the form of a revolving credit loan.

        In July 2001, the credit facility was amended to provide for a $5,000,000 overline for a period of ninety (90) days ending on November 15, 2001.

	The revolving credit loan bears interest at the lender's prime rate or at the London interbank offered rate, plus two (2%) percent, at the option of the borrowers.

        The term loan is payable in equal monthly installments, each in the amount of $99,500, with a balloon payment due on the earlier of November 1, 2005 or the end of the loan agreement's initial or renewal term. The term loan bears interest at the lender's prime rate, plus three-fourths of one (3/4%) percent, or at the London interbank offered rate, plus two and three-fourths (2.75%) percent, at the option of the borrowers.

        The equipment loan is payable in equal monthly installments, each in the amount of $37,000, with a balloon payment due on the earlier of August 1, 2004 or the end of the loan agreement's initial or renewal term. The equipment loan bears interest at the lender's prime rate plus one-half of one (1/2%) percent or at the London interbank offered rate, plus two and one-half (2.50%) percent, at the option of the borrowers.

        Obligations under the credit facility are collateralized by substantially all of the tangible and intangible assets of Eagle and JEH Eagle, and the credit facility is guaranteed by the Company.

(B)	In October 1998, in connection with the purchase of
        substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note that was due in October 2000. In October 2000, the note was converted into a $1,000,000 8-3/4% demand note. TDA had agreed to defer the interest payable on the old note until its maturity. In October 2000, interest on that note was paid in full. Interest on the demand note is payable monthly.

(C)	Future minimum lease payments for capitalized equipment
        lease obligations at June 30, 2000 are as follows:

        Year Ending
          June 30,                                    Amount
        -----------                                ------------
           2002                                    $    171,311
           2003                                         130,903
                                                   ------------
                                                        302,214
          Less: Interest                                 21,715
                                                   ------------
          Present value of net minimum payments    $    280,499
                                                   ============


	The aggregate future maturities of long-term debt, excluding capitalized equipment lease obligations, are as follows:

        Year Ending
          June 30,                                    Amount
        -----------                                ------------
           2002                                    $  3,085,500
           2003                                         993,500
           2004                                      36,575,000
           2005                                         487,000
           2006                                         155,143
                                                   ------------
                                                   $ 41,296,143
                                                   ============

6.	COMMITMENTS AND CONTINGENCIES

a.	The Company and its subsidiaries have entered into various
        employment agreements which expire at various times through June 2004. Pursuant to such agreements, the annual base compensation payable aggregates approximately $1,080,000.

b.	The Company's subsidiaries have a defined contribution
        retirement plan covering eligible employees. The plan provides for contributions at the discretion of the subsidiaries. A contribution in the amount of approximately $102,000 was made for fiscal 2001. No contributions were made to the plan in fiscal 2000 or 1999.

c.	At June 30, 2000, the Company and its subsidiaries were liable under various long-term leases for property and automotive and other equipment which expire on various dates through 2009. Certain of the leases include options to renew. In addition, real property leases generally provide for payment of taxes and other occupancy costs. Rent expense charged to operations in 2001, 2000 and 1999 was approximately $5,099,000, $4,651,000 and $3,560,000, respectively, which includes taxes and various occupancy costs, as well as rent for equipment under short-term leases (less than one year).

	The approximate future minimum rental commitments under all of the above leases are as follows:

        Year Ending
          June 30,                                    Amount
        -----------                                ------------
           2002                                    $  4,462,000
           2003                                       3,428,000
           2004                                       2,836,000
           2005                                       2,047,000
           2006                                       1,231,000
        Thereafter                                    2,647,000
                                                   ------------
        Total future minimum rental commitments    $ 16,651,000
                                                   ============

d.	The Company is involved in certain litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not be significant.

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

JEH Eagle leases several of its distribution center facilities and its executive offices from the President of the Company pursuant to five-year written leases at base annual rentals aggregating approximately $743,000.

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

During the fiscal year ended June 30, 2001, JEH Eagle made sales aggregating approximately $853,000 to entities owned by certain members of the family of the President of the Company. Management believes that such sales were made on terms no less favorable than sales made to independent third parties.

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

STOCK OPTION PLAN - In August 1996, last amended in 1999, the Board of Directors adopted and shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, officers and directors. The total number of common shares for which options may be granted under the Stock Option Plan is 1,200,000 common shares. Options to purchase 760,760 common shares have been granted to various employees and certain officers and directors, 745,670 at a $5.00 per share exercise price and 15,000 at a $4.00 per share exercise price. All of such options have a term of ten years. The options granted to employees and officers (740,670) vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and the options granted to two directors (20,000) fully vested one year from the date of the grant.

                                                               Weighted Average
                            Number of       Exercise Price       Exercise Price
                             Shares           Per Share             Per Share
                            ---------       --------------     ----------------

Outstanding, July 1, 1998        -          $     -            $      -
  Granted                     878,300             -                   5.00
  Exercised                      -                -                   -
  Forfeited                      -                -                   -
  Expired                        -                -                   -
                            ---------                            ---------
Outstanding, June 30, 1999    878,300             5.00
  Granted                        -                -                   -
  Exercised                      -                -                   -
  Forfeited                   (35,760)            5.00                5.00
  Expired                        -                -                   -
                            ---------                            ---------
Outstanding, June 30, 2000    842,540                                 5.00
  Granted                      15,000             4.00                4.00
  Exercised                      -                -                   -
  Forfeited                   (96,780)            5.00                5.00
  Expired                        -                -                   -
                            ---------                            ---------
Outstanding, June 30, 2001    760,760                            $    4.98
                            =========                            =========


At June 30, 2001, 321,720 options were exercisable at $5.00 per share.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the Company's stock option plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income for fiscal 1999, 2000 and 2001 would not have been significantly affected. The Company used the Black-Scholes model with the following assumptions: risk-free interest rate of 5.5%, expected life of three years and expected volatility and dividends of 0%.

9.	ALLOWANCE FOR DOUBTFUL ACCOUNTS


                Balance at
Year Ending     Beginning                                    Balance at
June 30,        of Year        Provision       Writeoffs     End of Year
-----------   ----------      ----------      -----------    -----------
1999          $  977,000      $1,348,860      $  (725,860)   $1,600,000
              ==========      ==========       ==========    ==========

2000          $1,600,000      $  732,890       $ (836,890)   $1,496,000
              ==========      ==========       ==========    ==========

2001          $1,496,000      $1,464,418       $ (607,927)   $2,352,491
              ==========      ==========       ==========    ==========

10.	QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                                                 Fiscal 2001 Quarter Ended
                                        Sept. 30      Dec. 31     Mar. 31     June 30
                                        ---------    ---------   ---------   ---------
Revenues                                $  54,491    $  44,193   $  41,916   $  55,641
                                        ---------    ---------   ---------   ---------
Income from operations                  $   2,388    $     412   $      17   $   1,323
                                        ---------    ---------   ---------   ---------
Net income (loss)                       $   1,163    $    (231)  $    (415)  $     332
                                        =========    =========   =========   =========
Basic and diluted net income
  (loss) per share                      $     .14    $   (0.03)  $   (0.05)  $     .04
                                        =========    =========   =========   =========
Common shares used in basic and
  diluted net income (loss) per share       8,510      8,510         8,510      8,510
                                        =========    =========   =========   =========

                                                 Fiscal 2000 Quarter Ended
                                        Sept. 30      Dec. 31     Mar. 31     June 30
                                        ---------    ---------   ---------   ---------
Revenues                                $  48,558    $  45,240   $  40,971   $  52,946
                                        ---------    ---------   ---------   ---------
Income from operations                  $   2,192    $   1,675   $     397   $   1,497
                                        ---------    ---------   ---------   ---------
Net income (loss)                       $     982    $     648   $    (125)  $     506
                                        =========    =========   =========   =========
Basic and diluted net income
  (loss) per share                      $     .12    $     .08   $   (0.01)  $     .06
                                        =========    =========   =========   =========
Common shares used in basic and
  diluted net income (loss) per share      8,510         8,510       8,510       8,510
                                        =========    =========   =========   =========



                               * * * * * *