Form 10-Q
period 2001-09-30
EAGLE SUPPLY GROUP INC
filed 2001-11-09
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM  10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2001
                                            ------------------

                                    OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to ___________

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

Yes  [X]          No [_]


The number of shares outstanding of the Registrant's Common Stock, as of November 7, 2001, was 8,510,000 shares.

                         EAGLE SUPPLY GROUP, INC.

                           INDEX TO FORM 10-Q

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (Unaudited) as of
           September 30, 2001 and June 30, 2001                        3

           Consolidated Statements of Operations (Unaudited)
           for the Three Months Ended September 30, 2001
           and 2000                                                    4

           Consolidated Statement of Shareholders' Equity
           (Unaudited) for the Three Months Ended
           September 30, 2001                                          5

           Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended September 30, 2001
           and 2000                                                    6

           Notes to Unaudited Consolidated Financial Statements        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                 13


PART II.  OTHER INFORMATION

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                             16

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------


                                                 September 30,      June 30,
                                                     2001             2001
                                                 -------------    ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  4,854,676     $  5,679,891
  Accounts and notes receivable, net               41,843,020       35,714,565
  Inventories                                      34,805,910       30,781,359
  Deferred tax asset                                1,205,264        1,028,649
  Federal and state income taxes receivable              -             444,516
  Other current assets                                990,594          856,951
                                                 ------------     ------------
           Total current assets                    83,699,464       74,505,931

PROPERTY AND EQUIPMENT, net                         4,457,408        4,514,225

COSTS IN EXCESS OF NET ASSETS ACQUIRED, net        14,097,292       14,097,292

DEFERRED FINANCING COSTS, net                         132,570          157,727
                                                 ------------     ------------
                                                 $102,386,734     $ 93,275,175
                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 31,902,558     $ 26,670,560
  Accrued expenses and other current
    liabilities                                     6,011,315        5,130,833
  Federal and state income taxes payable              468,707             -
  Current portion of long-term debt                 3,240,000        3,240,000
                                                 ------------     ------------
           Total current liabilities               41,622,580       35,041,393

LONG-TERM DEBT                                     39,421,882       38,336,642

DEFERRED TAX LIABILITIES                              955,652          862,552
                                                 ------------     ------------
           Total liabilities                       82,000,114       74,240,587
                                                 ------------     ------------
SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per
    share, 2,500,000 shares authorized;
    none issued and outstanding                          -                -
  Common shares, $.0001 par value per
    share, 25,000,000 shares authorized;
    issued & outstanding-8,510,000 shares                 851              851
  Additional paid-in capital                       16,958,141       16,958,141
  Retained earnings                                 3,427,628        2,075,596
                                                 ------------     ------------
           Total shareholders' equity              20,386,620       19,034,588
                                                 ------------     ------------
                                                 $102,386,734     $ 93,275,175
                                                 ============     ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------------------------------

                                                    2001              2000
                                              -------------      -------------

REVENUES                                      $  67,613,939      $  54,490,999

COST OF SALES                                    51,351,916         40,977,193
                                              -------------      -------------
                                                 16,262,023         13,513,806
                                              -------------      -------------

OPERATING EXPENSES                               13,183,915         10,561,429

DEPRECIATION AND AMORTIZATION                       341,307            344,926

AMORTIZATION OF COSTS IN EXCESS
  OF NET ASSETS ACQUIRED                            -                  197,368

AMORTIZATION OF DEFERRED
  FINANCING COSTS                                    25,157             21,817
                                              -------------      -------------
                                                 13,550,379         11,125,540
                                              -------------      -------------

INCOME FROM OPERATIONS                            2,711,644          2,388,266
                                              -------------      -------------

OTHER INCOME (EXPENSE):
  Interest income                                    85,291            152,149
  Interest expense                                 (709,903)          (777,537)
                                              -------------      -------------
                                                   (624,612)          (625,388)
                                              -------------      -------------

INCOME BEFORE  PROVISION FOR
  INCOME TAXES                                    2,087,032          1,762,878


PROVISION FOR INCOME TAXES                          735,000            600,000
                                              -------------      -------------
NET INCOME                                    $   1,352,032      $   1,162,878
                                              =============      =============
BASIC AND DILUTED NET INCOME PER SHARE        $         .16      $         .14
                                              =============      =============
COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE                    8,510,000          8,510,000
                                              =============      =============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2001

------------------------------------------------------------------------------------------------------------------------
                                                                             Additional
                               Preferred Shares        Common Shares           Paid-In       Retained
                               Shares    Amount       Shares     Amount        Capital       Earnings           Total
                               ------    ------    ---------     ------     ------------   ------------     ------------

BALANCE, JULY 1, 2001            -       $  -      8,510,000     $  851     $ 16,958,141    $ 2,075,596     $ 19,034,588

  Net income                     -          -          -            -           -             1,352,032        1,352,032
                               ------    ------    ---------     ------     ------------   ------------     ------------
BALANCE, SEPTEMBER 30, 2001      -       $  -      8,510,000     $  851     $ 16,958,141    $ 3,427,628     $ 20,386,620
                               ======    ======    =========     ======     ============   ============     ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-----------------------------------------------------------------------------


                                                           2001             2000
                                                       ------------    -------------

OPERATING ACTIVITIES:
  Net income                                           $  1,352,032     $  1,162,878
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                         366,464          564,111
      Deferred income taxes                                 (83,515)        (175,505)
      Increase in allowance for doubtful accounts           464,775          419,555
      Changes in assets and liabilities:
        Increase in accounts and notes receivable        (6,593,230)      (4,672,063)
        (Increase) decrease in inventories               (4,024,551)       2,751,206
        (Increase) decrease in other current assets        (133,643)         242,238
        Increase in accounts payable                      5,231,998        1,436,485
        Increase (decrease) in accrued expenses
          and other current liabilities                   1,195,346         (902,955)
        Increase in federal and state income taxes          913,223           87,405
        Decrease in income taxes due to TDA
          Industries, Inc.                                     -          (1,143,537)
                                                       ------------    -------------
           Net cash used in operating activities         (1,311,101)        (230,182)
                                                       ------------    -------------

INVESTING ACTIVITIES:
  Capital expenditures                                     (284,490)        (145,181)
  Payment of additional consideration pursuant to
    the acquisition of JEH Co.                             (314,864)      (2,141,453)
                                                       ------------    -------------
           Net cash used in investing activities          (599,354)       (2,286,634)
                                                       ------------    -------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                 68,100,027       58,786,559
  Principal reductions on long-term debt                (67,014,787)     (57,038,482)
  Increase in deferred financing costs                         -             (26,613)
                                                       ------------    -------------
           Net cash provided by financing
             activities                                   1,085,240        1,721,464
                                                       ------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (825,215)        (795,352)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            5,679,891        7,165,878
                                                       ------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  4,854,676    $   6,370,526
                                                       ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $    709,903    $     777,537
                                                       ============    =============
  Cash paid during the period for income taxes         $      5,292    $     688,100
                                                       ============    =============




See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated interim financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at June 30, 2001. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

        Operating results for the three months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

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

        COMPREHENSIVE INCOME - For the three months ended September 30, 2001 and 2000, comprehensive income was equal to net income.

2.	COSTS IN EXCESS OF NET ASSETS ACQUIRED

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the current fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle attributable to the three-month period ended September 30, 2001. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statement of operations for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for both three-month periods presented, the Company's net income and basic and diluted net income per share would have been as follows:


                                                    Three Months Ended
                                                        September 30,
                                                     2001           2000
                                                 -----------    -----------

Reported net income                              $ 1,352,032    $ 1,162,878
Add: amortization of costs in excess
     of net assets acquired, net of tax               -             130,263
                                                 -----------    -----------
Pro forma adjusted net income                    $ 1,352,032    $ 1,293,141
                                                 ===========    ===========

Basic and diluted net income per share:
  Reported net income                            $       .16    $       .14
  Amortization of costs in excess of
    net assets acquired, net of tax                   -                 .01
                                                 -----------    -----------
  Pro forma basic and diluted net
    income per share                             $       .16     $      .15
                                                 ===========    ===========

                                * * * * *

                       EAGLE SUPPLY GROUP, INC.
                       ------------------------

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
         ------------------------------------------------

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," "should" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities and personnel to open or maintain new branch locations, interruptions or loss of sources of supply, the cost, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

Results of Operations
---------------------

Three Months Ended September 30, 2001
Compared to the Three Months Ended September 30, 2000
-----------------------------------------------------

Revenues of the Company during the three-month period ended September 30, 2001 increased by approximately $13,123,000 (24.1%) compared to the 2000 three-month period. This increase may be attributed primarily to revenues generated by six new distribution centers opened since September 2000 (approximately $21,898,000), offset by reduced revenues generated by certain of the Company's distribution centers in its Texas market areas and the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $6,072,000).

Cost of sales increased between the 2001 and 2000 three-month periods at a greater rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues increased to 75.9% in the three-month period ended September 30, 2001 from 75.2% in the three-month period ended September 30, 2000, and gross profit as a percentage of revenues decreased to 24.1% in the three-month period ended September 30, 2001 from 24.8% in the three-month period ended September 30, 2000.

Operating expenses increased by approximately $2,622,000 (24.8%) between the 2001 and 2000 three-month periods presented. Of this increase, approximately $2,365,000 may be attributed to the operating expenses of six new distribution centers opened since September 2000 and increased payroll and related expenses of approximately $677,000, offset by a reduction in operating expenses of approximately $569,000 resulting from closed or consolidated branches. Depreciation and amortization, and amortization of costs in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $198,000 (35%) between the 2001 and 2000 three-month periods. All of this decrease is attributable to the early adoption, effective July 1, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets (see
Note 2). Operating expenses (including depreciation and amortization) as a percentage of revenues were 20% in the three-month period ended September 30, 2001 compared to 20.4% in the three-month period ended September 30, 2000.

Interest expense decreased by approximately $68,000 (8.7%) between the 2001 and 2000 three-month periods presented. This decrease is due to decreased rates of interest charged on borrowings under revolving credit facilities.

Liquidity and Capital Resources
-------------------------------

The Company's working capital was approximately $42,077,000 and $39,465,000 at September 30, 2001 and June 30, 2001, respectively. At September 30, 2001, the Company's current ratio was 2.01 to 1 compared to 2.13 to 1 at June 30, 2001.

Cash used in operating activities for the three months ended September 30, 2001 was approximately $1,311,000. Such amount consisted primarily of increased levels of deferred income taxes of $83,000, accounts and notes receivable of $6,593,000, inventories of $4,025,000 and other current assets of $134,000, offset by net income of $1,352,000, depreciation and amortization of $366,000 and increased levels of allowance for doubtful accounts of $465,000, accounts payable of $5,232,000, accrued expenses and other current liabilities of $1,196,000 and federal and state income taxes of $913,000.

Cash used in investing activities during the three months ended September 30, 2001 was approximately $599,000. Such amount consisted primarily of additional consideration paid for the purchase of the business and substantially all of the net assets of JEH Co. of approximately $315,000 and capital expenditures of $284,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $1,050,000, of which approximately $475,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas.

Cash provided by financing activities during the three months ended September 30, 2001 was approximately $1,085,000 and consisted of a net increase in principal borrowings on long-term debt.

Acquisitions
------------

In July 1997, JEH Eagle acquired the business and substantially all of the net assets of JEH Co., a Texas corporation, wholly-owned by the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,774,000, consisting of $13,909,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the principal amount of $864,652. The purchase price and the note are subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee are to be paid by JEH Eagle. Upon consummation of the Company's initial public offering on March 17, 1999 (the "Offering"), the Company issued 300,000 of its common shares to the designee of JEH Co. in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 2001 and 2000, approximately $315,000 and $2,141,000, respectively, was paid to JEH Co. or its designee. All of such additional consideration increased goodwill.

In October 1998, MSI Eagle acquired the business and substantially all of the net assets of MSI Co., a Texas corporation, wholly-owned by a Senior Vice President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of the Offering, the Company issued 50,000 of its common shares to the designee of MSI Co. in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of the Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares in fulfillment of certain of such future consideration. For the fiscal year ended June 30, 2001 approximately $270,000 of additional consideration is payable to MSI Co. or its designee. For the fiscal year ended June 30, 2000 approximately $224,000 of additional consideration was paid to MSI Co. or its designee. All of such additional consideration increased goodwill.

Credit Facilities
-----------------

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

The credit facility is collateralized by substantially all of the tangible and intangible assets of JEH Eagle and Eagle and is guaranteed by the Company.

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

New Accounting Pronouncements
-----------------------------

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 modifies the accounting for long-lived assets to be disposed of by sale. Management believes that the adoption, on July 1, 2002, of SFAS No. 144 will not have a material effect on the Company's financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

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

                   PART II.  OTHER INFORMATION


Item 5.  Other Information
         -----------------

     On September 28, 2001, the Company's Board of Directors, upon the recommendation of the Company's Compensation Committee, authorized the implementation, effective July 1, 2001, of a new executive compensation plan (the "Plan") for the Company's three most senior executive officers, Douglas P. Fields, the Company's Chief Executive Officer, James E. Helzer, the Company's President, and Frederick M. Friedman, the Company's Executive Vice President, Secretary, Treasurer and Chief Financial Officer, and the extension of their employment agreements to June 30, 2006, all subject to negotiation of definitive amendments to their respective employment agreements.

     Under the Plan, Mr. Helzer's annual base salary is $450,000 and each of Douglas P. Fields' and Frederick M. Friedman's annual base salary is $400,000, and each receives an annual retirement contribution of $150,000. Under the Plan, as incentive compensation, an annual basic bonus is payable to each of these three executive officers equal to thirty-five (35%) percent of each executive officer's salary including annual retirement contribution if the defined EBIT (earnings before interest expense, taxes, amortization of certain expenses, and intercompany fees, charges and expenses) of the Company's operating subsidiaries (excluding extraordinary items) reaches $6.5 million.

     As additional incentive compensation, an annual performance bonus is payable to the three above executive officers equal in the aggregate to twenty-five (25%) percent of the defined EBIT of the Company's operating subsidiaries in excess of $6.5 million (excluding extraordinary items) which would be divided equally among them and payable up to a maximum of $275,000 for each executive officer. Any amount earned in excess of this maximum annual cash performance bonus compensation will be credited to a non-qualified deferred compensation account and be payable at the respective executive's retirement, death or disability or upon sale of the Company.

     The maximum total cash compensation, including salary, retirement contribution, basic and performance bonus (but exclusive of stock options) paid in a fiscal year cannot exceed $875,000 for Mr. Helzer and $825,000 for each of Messrs. Fields and Friedman. Furthermore, the total of all such compensation, including amounts credited to the above mentioned deferred compensation accounts, shall not exceed $1,250,000 for each executive officer for any fiscal year. Executive officers' salaries are subject to annual inflation adjustment increases at the sole discretion of the Company's Board of Directors.

     Although, under the Plan, the term of each executive's employment agreement continues through June 30, 2006, each agreement terminates earlier upon sale of substantially all of the assets or the capital stock of the Company with severance to each of the three executive officers of six (6) months base salary and retirement contributions and the continuation of certain benefits.

     Under the Plan, the Company's Board of Directors authorized, for each of the three foregoing executive officers $10,000 per year automobile allowances and $50,000 annual life insurance premiums in addition to their continued participation in other employee benefits available to management and employees of the Company.

     There is no stock or stock option component of compensation payable pursuant to the Plan.

     The Plan falls within the recommendations for executive compensation made by an independent non-affiliated compensation consultant hired by the Company to review such arrangements, and the defined EBIT is as set forth in such recommendations.

     Under previous compensation arrangements for these three executive officers, Messrs. Fields, Friedman and Helzer's base annual salaries were $260,000, $260,000 and $300,000, respectively, pursuant to their employment agreements, and each received a minimum of $100,000 of a minimum annual bonus pool of $300,000 established by the Board of Directors; in addition, each received certain automobile allowances, insurance and other benefits.

     In the Board of Directors' adopting the Plan, Messrs. Fields, Friedman and Helzer abstained from voting as to each of their respective compensation arrangements.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  The following exhibits are being filed with this Report:

     Exhibit 10.46 Amended, Consolidated and Restated Employment Agreement, dated as of November 1, 2001, between JEH/Eagle Supply, Inc. and Eagle Supply Group, Inc. (collectively, the "Employer") and James
                      E Helzer.

     Exhibit 10.47 Amended, Restated and Consolidated Employment Agreement, dated as of November 1, 2001, between JEH/Eagle Supply, Inc., Eagle Supply, Inc. and Eagle Supply Group, Inc. (collectively, the "Employer") and Douglas P. Fields.

     Exhibit 10.48 Amended, Restated and Consolidated Employment Agreement, dated as of November 1, 2001, between JEH/Eagle Supply, Inc., Eagle Supply, Inc. and Eagle Supply Group, Inc. (collectively, the "Employer") and Frederick M. Friedman.

(b)  Reports on Form 8-K.

     None

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EAGLE SUPPLY GROUP, INC.




Dated: November 9, 2001                By:   /s/ Douglas P. Fields
                                          -----------------------------
                                          Douglas P. Fields, Chairman
                                          of the Board of Directors,
                                          Chief Executive Officer and
                                          a Director (Principal
                                          Executive Officer)



Dated: November 9, 2001                By:  /s/ Frederick M. Friedman
                                          -----------------------------
                                          Frederick M. Friedman,
                                          Executive Vice President,
                                          Treasurer, Secretary and a
                                          Director (Principal Financial
                                          and Accounting Officer)