Form 10-Q
period 2001-12-31
EAGLE SUPPLY GROUP INC
filed 2002-02-08
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-Q

	(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

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

Yes  [X]          No [ ]

The number of shares outstanding of the Registrant's Common Stock, as of February 4, 2002, was 8,510,000 shares.

                         EAGLE SUPPLY GROUP, INC.

                            INDEX TO FORM 10-Q

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Consolidated Balance Sheets as of December 31, 2001
   (Unaudited) and June 30, 2001                                       3

    Consolidated Statements of Operations (Unaudited) for
    the Three Months and Six Months Ended December 31, 2001
    and 2000                                                           4

    Consolidated Statement of Shareholders' Equity (Unaudited)
    for the Six Months Ended December 31, 2001                         5

    Consolidated Statements of Cash Flows (Unaudited) for the
    Six Months Ended December 31, 2001 and 2000                        6

    Notes to Unaudited Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                 14


PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Securityholders          15

Item 6.   Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                             16

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                   December 31,          June 30,
                                                      2001                 2001
                                                   (Unaudited)
                                                   ------------       -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  4,697,284       $   5,679,891
  Accounts and notes receivable, net                 34,326,604          35,714,565
  Inventories                                        25,875,093          30,781,359
  Deferred tax asset                                  1,300,219           1,028,649
  Federal and state income taxes receivable                -                444,516
  Other current assets                                  839,169             856,951
                                                   ------------       -------------
           Total current assets                      67,038,369          74,505,931

PROPERTY AND EQUIPMENT, net                           4,081,884           4,514,225

COSTS IN EXCESS OF NET ASSETS ACQUIRED, net          14,097,292          14,097,292

DEFERRED FINANCING COSTS, net                           107,601             157,727
                                                   ------------       -------------
                                                   $ 85,325,146       $  93,275,175
                                                   ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 16,703,388       $  26,670,560
  Accrued expenses and other current
    liabilities                                       5,996,555           5,130,833
  Federal and state income taxes payable                699,297                -
  Current portion of long-term debt                   4,100,000           3,240,000
                                                   ------------       -------------
           Total current liabilities                 27,499,240          35,041,393

LONG-TERM DEBT                                       35,567,455          38,336,642

DEFERRED TAX LIABILITY                                1,048,752             862,552
                                                   ------------       -------------
           Total liabilities                         64,115,447          74,240,587
                                                   ------------       -------------
SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per
    share, 2,500,000 shares authorized; none
    issued and outstanding                                 -                   -
  Common shares, $.0001 par value per share,
    25,000,000 shares authorized; issued
    and outstanding - 8,510,000 shares                      851                 851
  Additional paid-in capital                         16,958,141          16,958,141
  Retained earnings                                   4,250,707           2,075,596
                                                   ------------       -------------
           Total shareholders' equity                21,209,699          19,034,588
                                                   ------------       -------------
                                                   $ 85,325,146       $  93,275,175
                                                   ============       =============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------


                                                  THREE MONTHS                             SIX MONTHS
                                               2001           2000                    2001            2000
                                          ------------    ------------           -------------    ------------

REVENUES                                  $ 61,146,175    $ 44,193,443           $ 128,760,114    $ 98,684,442

COST OF SALES                               45,938,371      32,841,329              97,290,287      73,818,522
                                          ------------    ------------           -------------    ------------
                                            15,207,804      11,352,114              31,469,827      24,865,920
                                          ------------    ------------           -------------    ------------

OPERATING EXPENSES                          13,062,342      10,370,482              26,246,257      20,931,911

DEPRECIATION AND AMORTIZATION                  360,716         341,507                 702,023         686,433

AMORTIZATION OF COSTS IN EXCESS
  OF NET ASSETS ACQUIRED                          -            205,479                    -            402,847

AMORTIZATION OF DEFERRED
  FINANCING COSTS                               24,969          22,923                  50,126          44,740
                                          ------------    ------------           -------------    ------------
                                            13,448,027      10,940,391              26,998,406      22,065,931
                                          ------------    ------------           -------------    ------------

INCOME FROM OPERATIONS                       1,759,777         411,723               4,471,421       2,799,989
                                          ------------    ------------           -------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                               77,212         128,513                 162,503         280,662
  Interest expense                            (568,910)       (911,437)             (1,278,813)     (1,688,974)
                                          ------------    ------------           -------------    ------------
                                              (491,698)       (782,924)             (1,116,310)     (1,408,312)
                                          ------------    ------------           -------------    ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                 1,268,079        (371,201)              3,355,111       1,391,677

PROVISION (BENEFIT) FOR INCOME TAXES           445,000        (140,000)              1,180,000         460,000
                                          ------------    ------------           -------------    ------------
NET INCOME (LOSS)                         $    823,079    $   (231,201)          $   2,175,111    $    931,677
                                          ============    ============           =============    ============
BASIC AND DILUTED NET INCOME
  (LOSS) PER SHARE                        $        .10    $       (.03)          $         .26    $        .11
                                          ============    ============           =============    ============

COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME (LOSS) PER SHARE        8,510,000       8,510,000               8,510,000       8,510,000
                                          ============    ============           =============    ============


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------


                                                                          Additional
                               Preferred Shares      Common Shares         Paid-In          Retained
                               Shares    Amount      Shares    Amount      Capital          Earnings        Total
                               ------    ------    ---------   ------    ------------     -----------    ------------

BALANCE, JULY 1, 2001            -       $  -      8,510,000   $  851    $ 16,958,141     $ 2,075,596    $ 19,034,588

  Net income                     -          -          -          -           -             2,175,111       2,175,111
                               ------    ------    ---------   ------    ------------     -----------    ------------
BALANCE, DECEMBER 31, 2001       -       $  -      8,510,000   $  851    $ 16,958,141     $ 4,250,707    $ 21,209,699
                               ======    ======    =========   ======    ============     ===========    ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------


                                                         2001              2000
                                                     ------------     ------------
OPERATING ACTIVITIES:
  Net income                                         $  2,175,111     $    931,677
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                       752,149        1,134,020
      Deferred income taxes                               (85,370)        (262,983)
      Increase in allowance for doubtful accounts         714,655          624,759
      Changes in assets and liabilities:
        Decrease in accounts and notes receivable         673,306        1,043,052
        Decrease in inventories                         4,906,266        2,841,934
        Decrease (increase) in other current assets        17,782          (27,324)
        Decrease in accounts payable                   (9,967,172)      (9,125,714)
        Increase (decrease) in accrued expenses and
          other current liabilities                     1,406,567       (1,023,580)
        Increase in federal and state income taxes      1,143,813             -
        Decrease in income taxes due to TDA
          Industries, Inc.                                   -          (1,143,537)
                                                     ------------     ------------
           Net cash provided by (used in)
             operating activities                       1,737,107       (5,007,696)
                                                     ------------     ------------
INVESTING ACTIVITIES:
  Capital expenditures                                   (269,682)        (197,840)
  Payment of additional consideration pursuant to
    the acquisition of JEH Co.                           (314,864)      (2,141,453)
  Payment of additional consideration pursuant to
    the acquisition of MSI Co.                           (225,981)        (224,308)
                                                     ------------     ------------
           Net cash used in investing activities         (810,527)      (2,563,601)
                                                     ------------     ------------
FINANCING ACTIVITIES:
  Principal borrowings on long-term debt              154,521,352      118,279,804
  Principal reductions on long-term debt             (156,430,539)    (111,501,983)
  Increase in deferred financing costs                       -             (62,964)
                                                     ------------     ------------
           Net cash (used in) provided by
             financing activities                      (1,909,187)       6,714,857
                                                     ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (982,607)        (856,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          5,679,891        7,165,878
                                                     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,697,284     $  6,309,438
                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest           $  1,278,813     $  1,688,974
                                                     ============     ============

  Cash paid during the period for income taxes       $    230,957     $  1,313,038
                                                     ============     ============


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at June 30, 2001. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.
Operating results for the three months and six months ended December 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

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

COMPREHENSIVE INCOME - For the three months and six months ended
December 31, 2001 and 2000, comprehensive income was equal to net income.

2.  COSTS IN EXCESS OF NET ASSETS ACQUIRED

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional fair value impairment test and determined that no impairment of the recorded goodwill existed at July 1, 2001. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of operations for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for the three months and six months ended December 31, 2001 and 2000, the Company's net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                                 Three Months                 Six Months
                                              2001          2000          2001           2000
                                          ----------    ----------     -----------   -----------

Reported net income (loss)                $  823,079    $ (231,201)    $ 2,175,111   $   931,677
Add: amortization of costs in excess
  of net assets acquired, net of tax            -          135,616            -          265,879
                                          ----------    ----------     -----------   -----------
Pro forma adjusted net income (loss)      $  823,079    $  (95,585)    $ 2,175,111   $ 1,197,556
                                          ==========    ==========     ===========   ===========

Basic and diluted net income (loss)
  per share:
    Reported net income (loss)            $      .10    $     (.03)    $       .26   $       .11
    Amortization of costs in excess of
      net assets acquired, net of tax          -               .02            -              .03
                                          ----------    ----------     -----------   -----------
  Pro forma basic and diluted net
    income (loss) per share               $      .10    $     (.01)    $       .26    $      .14
                                          ==========    ==========     ===========   ===========


                             * * * * *

                       EAGLE SUPPLY GROUP, INC.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
         ------------------------------------------------

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," "should," "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise include the Company's inability to find suitable acquisition candidates or financing on terms commercially reasonable to the Company, inability to find suitable facilities and personnel to open or maintain new distribution center locations, interruptions or loss of sources of supply, the cost, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

Results of Operations
---------------------

Three Months Ended December 31, 2001
Compared to the Three Months Ended December 31, 2000
----------------------------------------------------

Revenues of the Company during the three-month period ended December 31, 2001 increased by approximately $16,953,000 (38.4%) compared to the 2000 three-month period. This increase may be attributed primarily to revenues generated by six new distribution centers opened since September 2000 (approximately $16,881,000) and the net increased revenues in certain of the Company's market areas that were adversely affected by severe weather conditions in November and December 2000, offset by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $1,259,000).

Cost of sales increased between the 2001 and 2000 three-month periods at a slightly greater rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues increased to 75.1% in the three-month period ended December 31, 2001 from 74.3% in the three-month period ended December 31, 2000, and gross profit as a percentage of revenues decreased to 24.9% in the three-month period ended December 31, 2001 from 25.7% in the three-month period ended December 31, 2000. This decline resulted from competitive pricing pressures in certain geographical market areas and a product mix in certain market areas which did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. In addition, in light of the economic uncertainties that arose as a result of the events of September 11th, certain sales and collection incentives were instituted which negatively impacted gross profit margins.

Operating expenses increased by approximately $2,692,000 (26%) between the 2001 and 2000 three-month periods presented. Of this increase, approximately $2,267,000 may be attributed to the operating expenses of the six new distribution centers opened since September 2000 and increased payroll and related expenses of approximately $1,020,000, offset by a reduction in operating expenses of approximately $743,000 resulting from closed or consolidated branches. Depreciation and amortization, and amortization of costs in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $184,000 (32.3%) between the 2001 and 2000 three-month periods. This decrease is primarily attributable to the early adoption, effective July 1, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets (see Note 2). Operating expenses (including depreciation and amortization) as a percentage of revenues were 22% in the three-month period ended December 31, 2001 compared to 24.8% in the three-month period ended December 31, 2000.

Interest income decreased by approximately $51,000 (39.9%) between the 2001 and 2000 three-month periods presented. This decrease is due to lower rates of interest earned on short-term investments.

Interest expense decreased by approximately $343,000 (37.6%) between the 2001 and 2000 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings under revolving credit facilities.


Six Months Ended December 31, 2001
Compared to the Six Months Ended December 31, 2000
--------------------------------------------------

Revenues of the Company during the six-month period ended December 31, 2001 increased by approximately $30,076,000 (30.5%) compared to the 2000 three-month period. This increase may be attributed primarily to revenues generated by six new distribution centers opened since September 2000 (approximately $38,779,000), offset by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $7,331,000).

Cost of sales increased between the 2001 and 2000 six-month periods at a slightly greater rate than the increase in revenues between these six-month periods. Accordingly, cost of sales as a percentage of revenues increased to 75.6% in the six-month period ended December 31, 2001 from 74.8% in the six-month period ended December 31, 2000, and gross profit as a percentage of revenues decreased to 24.4% in the six-month period ended December 31, 2001 from 25.2% in the six-month period ended December 31, 2000. This decline resulted from competitive pricing pressures in certain geographical market areas and a product mix in certain market areas which did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. In addition, in light of the economic uncertainties that arose as a result of the events of September 11th, certain sales and collection incentives were instituted which negatively impacted gross profit margins.

Operating expenses increased by approximately $5,314,000 (25.4%) between the 2001 and 2000 six-month periods presented. Of this increase, approximately $4,632,000 may be attributed to the operating expenses of the six new distribution centers opened since September 2000 and increased payroll and related expenses of approximately $1,697,000, offset by a reduction in operating expenses of approximately $1,312,000 resulting from closed or consolidated branches. Depreciation and amortization, and amortization of costs in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $382,000 (33.7%) between the 2001 and 2000 six-month periods. This decrease is primarily attributable to the early adoption, effective July 1, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets (see Note 2). Operating expenses (including depreciation and amortization) as a percentage of revenues were 21% in the six-month period ended December 31, 2001 compared to 22.4% in the six-month period ended December 31, 2000.

Interest income decreased by approximately $118,000 (42.1%) between the 2001 and 2000 six-month periods presented. This decrease is due to lower rates of interest earned on short-term investments.

Interest expense decreased by approximately $410,000 (24.3%) between the 2001 and 2000 six-month periods presented. This decrease is due to lower rates of interest charged on borrowings under revolving credit facilities.

Liquidity and Capital Resources
-------------------------------

The Company's working capital was approximately $39,539,000 and $39,465,000 at December 31, 2001 and June 30, 2001, respectively.
At December 31, 2001, the Company's current ratio was 2.44 to 1 compared to 2.13 to 1 at June 30, 2001.

Cash provided by operating activities for the six months ended December 31, 2001 was approximately $1,737,000. Such amount consisted primarily of net income of approximately $2,175,000, depreciation and amortization of $752,000, increased levels of allowance for doubtful accounts of $715,000, accrued expenses and other current liabilities of $1,407,000 and federal and state income taxes of $1,144,000 and decreased levels of accounts and notes receivable of $673,000, inventories of $4,906,000 and other current assets of $18,000, offset by a decreased level of accounts payable of $9,967,000 and an increased level of deferred income taxes of $86,000.

Cash used in investing activities during the six months ended December 31, 2001 was approximately $811,000. Such amount consisted primarily of payments of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. and MSI Co. of approximately $315,000 and $226,000, respectively, and capital expenditures of $270,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $925,000, of which approximately $425,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas.

Cash used in financing activities during the six months ended
December 31, 2001 was approximately $1,909,000 and consisted of a net decrease in principal borrowings on long-term debt.

Acquisitions
------------

In July 1997, JEH Eagle acquired the business and substantially all of the net assets of JEH Co., a Texas corporation, wholly-owned by the President of the Company. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee, are to be paid by JEH Eagle. For the fiscal years ended June 30, 2001 and 2000, approximately $315,000 and $2,141,000, respectively, was paid to JEH Co. or its designee. All of such additional consideration increased goodwill.

In October 1998, MSI Eagle acquired the business and substantially all of the net assets of MSI Co., a Texas corporation. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) For the fiscal years ended June 30, 2001 and 2000, approximately $226,000 and $224,000, respectively, was paid to MSI Co. or its designee. All of such additional consideration increased goodwill.

Credit Facilities
-----------------

In June 2000, and as subsequently amended, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with JEH Eagle, Eagle and JEH/Eagle, L.P. as borrowers. The loan agreement increased the Company's credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. This credit facility bears interest as follows (with the alternatives at the Company's election):

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

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk
         -----------------------------------------------------

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

                   PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Securityholders
           --------------------------------------------------

On December 13, 2001, the Company held its Annual Meeting of
Stockholders for purposes of electing seven persons to serve on the Company's Board of Directors until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified as provided in the Company's Articles of Incorporation and Bylaws.

The proposal was voted for affirmatively by the Company's stockholders as follows:

                                             Votes For     Votes Withheld    Not Voting

The following seven persons were             5,710,000          None         2,800,000

elected by the Company's stockholders
to serve as directors for the term
indicated above.  All such persons
had been directors of the Company
prior to the meeting: Douglas P.
Fields; Frederick M. Friedman; James
E. Helzer; Paul D. Finkelstein;
George Skakel III; Steven R.
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

                                      EAGLE SUPPLY GROUP, INC.




Dated: February 8, 2002               By:    /s/ Douglas P. Fields
                                         -----------------------------
                                         Douglas P. Fields, Chairman
                                         of the Board of Directors, Chief
                                         Executive Officer and a Director
                                         (Principal Executive Officer)


Dated: February 8, 2002         By:     /s/ Frederick M. Friedman
                                         -----------------------------
                                         Frederick M. Friedman, Executive
                                         Vice President, Treasurer,
                                         Secretary and a Director
                                         (Principal Financial and Accounting
                                         Officer)