Form 10-Q
period 2002-03-31
EAGLE SUPPLY GROUP INC
filed 2002-05-10
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM  10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2002
                                       --------------

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to __________

                  Commission File Number:         000-25423

                         EAGLE SUPPLY GROUP, INC.
  ----------------------------------------------------------------------
        (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     13-3889248
------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

  122 East 42nd Street, Suite 1116,  New York, New York       10168
------------------------------------------------------------------------
        (Address of Principal Executive Offices)            (Zip Code)


                               212-986-6190
------------------------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No [ ]


The number of shares outstanding of the Registrant's Common Stock, as of May 6, 2002, was 8,510,000 shares.

                        EAGLE SUPPLY GROUP, INC.

                           INDEX TO FORM 10-Q


                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002
         (Unaudited) and June 30, 2001                                 3

         Consolidated Statements of Operations (Unaudited)
         for the Three Months and Nine Months Ended March
         31, 2002 and 2001                                             4

         Consolidated Statement of Shareholders' Equity
         (Unaudited) for the Nine Months Ended March 31, 2002          5

         Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended March 31, 2002 and 2001             6

         Notes to Unaudited Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                   14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                             16

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  March 31,        June 30,
                                                    2002             2001
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  3,805,802    $  5,679,891
  Accounts and notes receivable, net              34,694,533      35,714,565
  Inventories                                     35,196,442      30,781,359
  Deferred tax asset                               1,442,962       1,028,649
  Federal and state income taxes receivable             -            444,516
  Other current assets                               989,133         856,951
                                                ------------    ------------
           Total current assets                   76,128,872      74,505,931

PROPERTY AND EQUIPMENT, net                        3,756,490       4,514,225

COSTS IN EXCESS OF NET ASSETS ACQUIRED, net       14,097,292      14,097,292

DEFERRED FINANCING COSTS, net                         82,633         157,727
                                                ------------    ------------
                                                $ 94,065,287    $ 93,275,175
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 27,469,619    $ 26,670,560
  Accrued expenses and other current
    liabilities                                    4,244,982       5,130,833
  Federal and state income taxes payable             236,543            -
  Current portion of long-term debt                4,100,000       3,240,000
                                                ------------    ------------
           Total current liabilities              36,051,144      35,041,393

LONG-TERM DEBT                                    36,081,722      38,336,642

DEFERRED TAX LIABILITY                             1,141,852         862,552
                                                ------------    ------------
           Total liabilities                      73,274,718      74,240,587
                                                ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value
    per share, 2,500,000 shares authorized;
    none issued and outstanding                         -               -
  Common shares, $.0001 par value per share,
    25,000,000 shares authorized; issued and
    outstanding - 8,510,000 shares                       851             851
  Additional paid-in capital                      16,958,141      16,958,141
  Retained earnings                                3,831,577       2,075,596
                                                ------------    ------------
           Total shareholders' equity             20,790,569      19,034,588
                                                ------------    ------------
                                                $ 94,065,287    $ 93,275,175
                                                ============    ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNADUITED)
THREE MONTHS AND NONE MONTHS ENDED MARCH 31, 2002 AND 2001
----------------------------------------------------------------------------

                                         THREE MONTHS                  NINE MONTHS
                                     2002           2001          2002             2001
REVENUES                         $ 46,407,783   $ 41,915,514   $175,167,897    $140,599,956

COST OF SALES                      34,586,644     31,406,733    131,876,931     105,225,255
                                 ------------   ------------   ------------    ------------
                                   11,821,139     10,508,781     43,290,966      35,374,701
                                 ------------   ------------   ------------    ------------

OPERATING EXPENSES                 11,665,833      9,909,441     37,912,090      30,841,352

DEPRECIATION AND AMORTIZATION         357,634        355,859      1,059,657       1,042,292

AMORTIZATION OF COSTS IN EXCESS
  OF NET ASSETS ACQUIRED                 -           201,423           -            604,270

AMORTIZATION OF DEFERRED
  FINANCING COSTS                      24,968         24,969         75,094          69,709
                                 ------------   ------------   ------------    ------------
                                   12,048,435     10,491,692     39,046,841      32,557,623
                                 ------------   ------------   ------------    ------------
(LOSS) INCOME FROM OPERATIONS        (227,296)        17,089      4,244,125       2,817,078
                                 ------------   ------------   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                      42,004        110,859        204,507         391,521
  Interest expense                   (484,838)      (793,099)    (1,763,651)     (2,482,073)
                                 ------------   ------------   ------------    ------------
                                     (442,834)      (682,240)    (1,559,144)     (2,090,552)
                                 ------------   ------------   ------------    ------------

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES         (670,130)      (665,151)     2,684,981         726,526

(BENEFIT) PROVISION FOR INCOME
  TAXES                              (251,000)      (250,000)       929,000         210,000
                                 ------------   ------------   ------------    ------------
NET (LOSS) INCOME                $   (419,130)  $   (415,151)  $  1,755,981    $    516,526
                                 ============   ============   ============    ============


BASIC AND DILUTED
   NET (LOSS) INCOME PER SHARE   $       (.05)  $       (.05)  $        .21    $        .06
                                 ============   ============   ============    ============

COMMON SHARES USED IN BASIC AND
  DILUTED NET (LOSS) INCOME PER
  SHARE                             8,510,000      8,510,000      8,510,000       8,510,000
                                 ============   ============   ============    ============





See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2002
-----------------------------------------------------------------------------


                                                                    Additional
                           Preferred Shares       Common Shares       Paid-In     Retained
                          Shares      Amount    Shares     Amount     Capital     Earnings     Total
BALANCE, JULY 1, 2001       -         $  -      8,510,000  $  851   $16,958,141   $2,075,596   $19,034,588

  Net income                -            -         -          -          -         1,755,981     1,755,981
                          ------      ------    ---------  ------   -----------   ----------   -----------
BALANCE, MARCH 31, 2002     -         $  -      8,510,000  $  851   $16,958,141   $3,831,577   $20,790,569
                          ======      ======    =========  ======   ===========   ==========   ===========







See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2002 AND 2001
-----------------------------------------------------------------------------

                                                           2002            2001
OPERATING ACTIVITIES:
  Net income                                           $  1,755,981    $    516,526
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                       1,134,751       1,716,271
      Deferred income taxes                                (135,013)       (383,755)
      Increase in allowance for doubtful accounts         1,090,295         942,581
      Changes in assets and liabilities:
        Increase in accounts and notes receivable           (70,263)     (1,087,194)
        Increase in inventories                          (4,415,083)       (397,824)
        (Increase) decrease in other current assets        (132,182)         93,738
        Increase in accounts payable                        799,059       1,217,774
        Decrease in accrued expenses and other
          current liabilities                              (345,006)     (1,177,483)
        Increase in federal and state income taxes          681,059            -
        Decrease in income taxes due to TDA
          Industries, Inc.                                     -         (1,143,537)
                                                       ------------    ------------
           Net cash provided by operating activities        363,598         297,097
                                                       ------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                     (301,922)       (420,936)
  Payment of additional consideration pursuant to
    the acquisition of JEH Co.                             (314,864)     (2,141,453)
  Payment of additional consideration pursuant to
    the acquisition of MSI Co.                             (225,981)       (224,308)
                                                       ------------    ------------
           Net cash used in investing activities           (842,767)     (2,786,697)
                                                       ------------    ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                205,970,097     159,586,483
  Principal reductions on long-term debt               (207,365,017)   (158,929,390)
  Increase in deferred financing costs                         -            (62,964)
                                                       ------------    ------------
           Net cash (used in) provided by
           financing activities                          (1,394,920)        594,129
                                                       ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,874,089)     (1,895,471)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            5,679,891       7,165,878
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,805,802    $  5,270,407
                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $  1,763,651    $  2,482,073
                                                       ============    ============

  Cash paid during the period for income taxes         $    382,954    $  1,334,072
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

    Operating results for the three months and nine months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

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

    Comprehensive Income (Loss) - For the three months and nine months ended March 31, 2002 and 2001, comprehensive income (loss) was equal to net income (loss).

2.  COSTS IN EXCESS OF NET ASSETS ACQUIRED

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional fair value impairment test and determined that no impairment of the recorded goodwill existed at July 1, 2001. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of operations for the period in which such loss is realized. Had the Company been accounting for its goodwill under SFAS No. 142 for the three months and nine months ended March 31, 2002 and 2001, the Company's net (loss) income and basic and diluted net (loss) income per share would have been as follows:


                                                     Three Months                  Nine Months
                                                 2002            2001          2002          2001
Reported net (loss) income                    $ (419,130)    $ (415,151)    $1,755,981   $   516,526
Add: amortization of costs in excess
          of net assets acquired, net of tax        -           132,939           -          398,818
                                              ----------     ----------     ----------   -----------
Pro forma adjusted net (loss) income          $ (419,130)    $ (282,212)    $1,755,981   $   915,344
                                              ==========     ==========     ==========   ===========
Basic and diluted net (loss) income
  per share:
    Reported net (loss) income                $     (.05)    $     (.05)    $      .21   $       .06
    Amortization of costs in excess of
      net assets acquired, net of tax               -               .02           -              .05
                                              ----------     ----------     ----------   -----------
  Pro forma basic and diluted
    net (loss) income per share               $     (.05)    $     (.03)    $      .21   $       .11
                                              ==========     ==========     ==========   ===========

                            * * * * *

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," "should," "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise include the Company's inability to find suitable acquisition candidates or equity or debt financing on terms commercially reasonable to the Company, inability to find suitable facilities and personnel to open new or maintain existing distribution center locations, interruptions or loss of sources of supply, the cost, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

The Company writes down its inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and the estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required.

The Company seeks revenue and income growth by expanding its existing customer base, by opening new distribution centers and by pursuing strategic acquisitions that meet the Company's various criteria. If the Company's evaluation of an acquired company misjudges its estimated future revenues or profitability, these factors could impair the carrying value of the investment, which could materially adversely affect the Company's profitability.

The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

                            * * * * *

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2002
Compared to the Three Months Ended March 31, 2001

Revenues of the Company during the three-month period ended March 31, 2002 increased by approximately $4,492,000 (10.7%) compared to the 2001 three-month period. This increase may be attributed primarily to revenues generated by new distribution centers (approximately $7,783,000) and a general improvement in market conditions in certain of the Company's market areas, offset by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $4,087,000).

Cost of sales increased between the 2002 and 2001 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 74.5% in the three-month period ended March 31, 2002 from 74.9% in the three-month period ended March 31, 2001 and gross profit as a percentage of revenues increased to 25.5% in the three-month period ended March 31, 2002 from 25.1% in the three-month period ended March 31, 2001.

Operating expenses increased by approximately $1,756,000 (17.7%) between the 2002 and 2001 three-month periods presented. Of this increase, approximately $1,362,000 may be attributed to the operating expenses of new distribution centers and increased payroll and related expenses of approximately $858,000, offset by a reduction in operating expenses of approximately $563,000 resulting from closed or consolidated distribution centers. Depreciation and amortization, and amortization of costs in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $200,000 (34.3%) between the 2002 and 2001 three-month periods. This decrease is primarily attributable to the early adoption, effective July 1, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets (see Note 2). Operating expenses (including depreciation and amortization) as a percentage of revenues were 26% in the three-month period ended March 31, 2002 compared to 25% in the three-month period ended March 31, 2001.

Interest income decreased by approximately $69,000 (62.1%) between the 2002 and 2001 three-month periods presented. This decrease is due to lower rates of interest earned on short-term investments.

Interest expense decreased by approximately $308,000 (38.9%) between the 2002 and 2001 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the revolving credit facility.

Nine Months Ended March 31, 2002

Compared to the Nine Months Ended March 31, 2001

Revenues of the Company during the nine-month period ended March 31, 2002 increased by approximately $34,568,000 (24.6%) compared to the 2001 nine-month period. This increase may be attributed primarily to revenues generated by new distribution centers (approximately $46,562,000) and a general improvement in market conditions in certain of the Company's market areas, offset by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $13,852,000).

Cost of sales increased between the 2002 and 2001 nine-month periods at a greater rate than the increase in revenues between these nine-month periods. Accordingly, cost of sales as a percentage of revenues increased to 75.3% in the nine-month period ended March 31, 2002 from 74.8% in the nine-month period ended March 31, 2001, and gross profit as a percentage of revenues decreased to 24.7% in the nine-month period ended March 31, 2002 from 25.2% in the nine-month period ended March 31, 2001. This decline resulted from competitive pricing pressures in certain geographical market areas and a product mix in certain market areas which did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. In addition, in light of the economic uncertainties that arose as a result of the events of September 11th, certain sales and collection incentives were instituted which negatively impacted gross profit margins for the quarter ended December 31, 2001.

Operating expenses increased by approximately $7,071,000 (22.9%) between the 2002 and 2001 nine-month periods presented. Of this increase, approximately $5,994,000 may be attributed to the operating expenses of new distribution centers and increased payroll and related expenses of approximately $2,555,000, offset by a reduction in operating expenses of approximately $1,875,000 resulting from closed or consolidated distribution centers. Depreciation and amortization, and amortization of costs in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $582,000 (33.9%) between the 2002 and 2001 nine-month periods. This decrease is primarily attributable to the early adoption, effective July 1, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets (see Note 2). Operating expenses (including depreciation and amortization) as a percentage of revenues were 22.3% in the nine-month period ended March 31, 2002 compared to 23.2% in the nine-month period ended March 31, 2001.

Interest income decreased by approximately $187,000 (47.8%) between the 2002 and 2001 nine-month periods presented. This decrease is due to lower rates of interest earned on short-term investments.

Interest expense decreased by approximately $718,000 (28.9%) between the 2002 and 2001 nine-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the revolving credit facility.

Liquidity and Capital Resources

The Company's working capital was approximately $40,078,000 and $39,465,000 at March 31, 2002 and June 30, 2001, respectively. At March 31, 2002, the Company's current ratio was 2.11 to 1 compared to 2.13 to 1 at June 30, 2001.

Cash provided by operating activities for the nine months ended March 31, 2002 was approximately $364,000. Such amount consisted primarily of net income of approximately $1,756,000, depreciation and amortization of $1,135,000, increased levels of allowance for doubtful accounts of $1,090,000, accounts payable of $799,000 and federal and state income taxes of $681,000, offset by increased levels of accounts and notes receivable of $70,000, inventories of $4,415,000, other current assets of $132,000 and deferred income taxes of $135,000 and a decreased level of accrued expenses and other current liabilities of $345,000.

Cash used in investing activities during the nine months ended March 31, 2002 was approximately $843,000. Such amount consisted primarily of payments of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. and MSI Co. of approximately $315,000 and $226,000, respectively, and capital expenditures of $302,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $830,000, of which approximately $475,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and facilities to compete better in its market areas.

Cash used in financing activities during the nine months ended
March 31, 2002 was approximately $1,395,000 and consisted of a net decrease in principal borrowings on long-term debt.

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

   * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers and is guaranteed by the Company.

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

The Company is currently exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

The Company's business is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers or customers' inability to make required payments, changes in political climate, differing tax structures and other governmental regulations and restrictions. The Company's future results could be materially and adversely impacted by changes in these or other factors. (See also "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.)


                           * * * * *

                  PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)    The following exhibits are being filed with this Report:

             None

  (b)    Reports on Form 8-K:

             None

                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAGLE SUPPLY GROUP, INC.




Dated: May 10, 2002                 By:     /s/ Douglas P. Fields
                                       --------------------------------
                                       Douglas P. Fields, Chairman
                                       of the Board of Directors, Chief
                                       Executive Officer and a Director
                                       (Principal Executive Officer)





Dated: May 10, 2002                 By:     /s/ Frederick M. Friedman
                                       --------------------------------
                                       Frederick M. Friedman, Executive
                                       Vice President, Treasurer,
                                       Secretary and a  Director
                                       (Principal Financial and
                                       Accounting Officer)