Form 10-K
period 2002-06-30
EAGLE SUPPLY GROUP INC
filed 2002-09-30
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended:   June 30, 2002
                          --------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________


                   Commission File Number: 000-25423


                        EAGLE SUPPLY GROUP, INC.
-----------------------------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                13-3889248
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

  122 East 42nd Street, Suite 1116, New York, New York             10168
-----------------------------------------------------------------------------
      (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: 	(212)  986-6190
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered
------------------------------      -----------------------------------------

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

Yes   [ X ]       No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

The aggregate market value of the common equity of the Registrant held by non-affiliates on September 20, 2002, was approximately $6,721,855 based upon the closing price ($1.88 per share) as reported by the NASDAQ SmallCap Market on that date. The number of shares outstanding of the Registrant's common stock, as of September 20, 2002, was 9,055,455 shares.


                 DOCUMENTS INCORPORATED BY REFERENCE

                       TABLE OF CONTENTS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS...............................   4

PART I................................................................   5
ITEM 1.   BUSINESS ...................................................   5
ITEM 2.   PROPERTIES..................................................   32
ITEM 3.   LEGAL PROCEEDINGS...........................................   34
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   34

PART II...............................................................   35
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   35
ITEM 6.   SELECTED FINANCIAL DATA.....................................   38
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................   40
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK.................................................   52
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   53
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.........................   53

PART III..............................................................   54
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............   54
ITEM 11.  EXECUTIVE COMPENSATION......................................   57
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   69
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   70

PART IV...............................................................   74
ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.........................................   74

SIGNATURES............................................................   76


EAGLE SUPPLY GROUP, INC. CONSOLIDATED FINANCIAL
STATEMENTS FOR THE YEARS ENDED JUNE 30, 2002, 2001
AND 2000, AND INDEPENDENT AUDITORS' REPORT

               A NOTE ABOUT FORWARD-LOOKING STATEMENTS
               ---------------------------------------

        This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include those described in Item 1. "Business - Risk Factors" and elsewhere in this document, and the following:

* general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

* inability to find suitable equity or debt financing when needed on terms commercially reasonable to us;

* inability to locate suitable facilities or personnel to open or maintain distribution center locations;

* inability to identify suitable acquisition candidates or, if identified, an inability to consummate any such acquisitions;

* interruptions or cancellation of sources of supply of products to be distributed or significant increases in the costs of such products;

* changes in the cost or pricing of, or consumer demand for, our or our industry's distributed products;

* an inability to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable;

*       a significant increase in competitive pressures; and

* changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial
Accounting Standards Board.

        Many of these factors are beyond our control and you should read carefully the factors described in the "Risk Factors" under Item 1. "Business." These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.


                              PART I
                              ------
ITEM 1.	BUSINESS

                            Background
                            ----------

	Eagle Supply Group, Inc. ("us," "our," "we" or the "Company"), with corporate offices in New York City and operations headquarters in Mansfield, Texas, believes that it is one of the largest wholesale distributors of residential roofing and masonry supplies and related products in the United States. We sell primarily to contractors and subcontractors engaged in roofing repair and construction of new residences and commercial property through our own distribution facilities and direct sales force. Historically, approximately 70% of our revenues have been derived from sales to contractors and subcontractors engaged in re-roofing or repair and 30% from new construction. Additionally, approximately 90% of our revenues are from the sale of residential building products and 10% from the sale of commercial products. Moreover, our product mix is heavily weighted to roofing supplies and related products, with 87% of revenues derived from roofing products and 13% from masonry, drywall, plywood and ancillary products. We currently operate a network of 37 distribution centers in 12 states, including locations in Texas (12), Florida (9), Colorado (5), Alabama (2), Nebraska (2), and one each in Illinois, Indiana, Iowa, Kentucky, Minnesota, Mississippi and Missouri.

	We are majority-owned by TDA Industries, Inc. ("TDA" or our "Parent"), and we were organized to acquire, integrate and operate seasoned, privately-held companies that distribute products to or manufacture products for the building supplies/construction industry.

	On March 17, 1999, we completed the sale of 2,500,000 shares of our Common Stock at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants (the "Warrants") at $.125 per Warrant in connection with our initial public offering ("Initial Public
Offering"). We received net proceeds aggregating approximately
$10,206,000 from our Initial Public Offering.

	Upon consummation of our Initial Public Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of, among other things, 3,000,000 shares of the Company's Common Stock.

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

	Eagle distributes roofing supplies and related products to contractors engaged in residential and commercial roofing repair and the construction of new residential and commercial properties. Through its 12 distribution centers and direct sales force, Eagle sells to more than 4,500 customers in Florida, Alabama and Mississippi. JEH Eagle operates 25 distribution centers from which it sells roofing, masonry and drywall products to more than 4,400 customers, primarily contractors and builders located in Texas, Colorado, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and Nebraska.

	Between our two subsidiaries, we have approximately 550 units of equipment from conveyor trucks to material handlers and forklifts. The type of equipment differs from site to site due to the type of delivery market and other factors. Certain markets are referred to as "roof load" in which the supplier loads the building materials on the roof on the job site rather than the ground. This type of delivery requires trucks with cranes or conveyor systems and other such equipment, which are more expensive and increase potential liability.

        Our principal executive offices are located at 122 East 42nd Street, Suite 1116, New York, New York 10168, and our telephone number is (212) 986-6190. Our operations are headquartered and located at 2500 U.S. Highway 287, Mansfield, Texas 76063. See Item 2
"Properties."

                           General
                           -------

	We are wholesale distributors of a complete line of roofing supplies and related products through our own sales force primarily to roofing supply and related products contractors and subcontractors in the geographic areas where we have distribution centers. Such contractors and subcontractors are engaged in commercial and residential roofing repair and the construction of new residential and commercial properties.

	We also distribute sheet metal products used in the roofing repair and construction industries. Furthermore, we distribute drywall, plywood and related products and, solely in Colorado, vinyl siding to the construction industry. Products distributed by us generally include equipment, tools and accessory products for the removal of old roofing, re-roofing and roof construction, and related materials such as shingles, tiles, insulation, liquid roofing materials, fasteners and ventilation materials.

	In addition, we also distribute a complete line of cements and masonry supplies and related products through our own direct sales force primarily to building and masonry contractors and sub-contractors in certain of the geographic areas where we have distribution centers. In general, such products include cement, cement mixtures and similar "bag" products (lime, sand, etc.), angle iron, cinder blocks, cultured stones and bricks, fireplace and pool construction materials, and equipment, tools and accessory products for use in residential and commercial construction.

	The following chart indicates the approximate percentage of the indicated product categories sold by us for the periods indicated:

                                                             Drywall   Bagged/
                   Residential    Commecial                  and       Bulk       All Other
                   Roofing        Roofing      Sheet Metal   Plywood   Products   Products
Fiscal Year
Ended June 30,                        Approximate Percentage
--------------    ---------------------------------------------------------------------------

2000                   63           14             5            11        5           2
2001                   61           18             5            10        4           2
2002                   72           11             4            8         4           1


Potential Expansion By Acquisition

	We continually evaluate and identify markets into which we can further expand our operations and market share. In this regard, we actively seek potential acquisition candidates primarily in the roofing supplies and related products industry throughout the United States, with greater emphasis on the Southeastern, Midwestern and Western regions and less emphasis on the Northeastern region of the United States. However, we may consider acquisition candidates in any region of the United States if an appropriate opportunity arises.

	In an effort to achieve our growth objectives, we seek out prospective acquisition candidates in businesses that complement or are otherwise related to our current businesses. We anticipate that we will finance future acquisitions, if any, through a combination of cash, issuances of shares of our capital stock, and additional equity or debt financing.

	Although we continually consider and evaluate potential strategic expansion and acquisition opportunities, we do not have any current understandings, arrangements, or agreements, whether written or oral, with respect to any specific acquisition prospect, and we are not currently negotiating with any party with respect thereto.
Accordingly, we can not give you any assurance that we will be able successfully to negotiate or consummate any future acquisitions or that we will be able to obtain the necessary financing therefor on commercially reasonable terms.

Expansion By Internal Growth

	In addition to our acquisition strategy, management intends to continue to pursue expansion of our operations by adding new distribution centers. During the fiscal year ended June 30, 2002, we opened five new distribution centers, three of which will be temporary and closed four distribution centers. We open temporary distribution centers in response to storms which have created temporary markets. These are supported by our contractor customers that concentrate only on storm damage. After opening a permanent new distribution center, our initial focus is to develop a customer base, to develop and improve the distribution center's market position and operational efficiency and then to expand its customer base.

                           Our Business
                           ------------
Distribution Centers

	Our typical distribution center consists of showroom space, office space, warehouse and receiving space, secure outdoor holding space, and receiving and shipping facilities, including loading docks. Distribution centers range in size from approximately 10,000 to 110,000 square feet of indoor space, with a typical size of approximately 30,000 square feet of indoor office and storage space and additional outdoor storage. Currently, our largest distribution center based on sales is located in Mansfield, Texas, and also houses our operational headquarters.

	Each distribution center location is managed by a distribution center manager who oversees the center's employees, including various sales and office personnel, as well as delivery and warehouse personnel. We require that each distribution center develop a sales strategy specific to the local market, but our senior and regional management maintain direction of each region in directing sales efforts and altering the product mix of a given center to meet local market demands and Company objectives. Our computer software provides data which enables our executives to view sales, inventory and gross margins daily as well as monthly and profitability reports for each of our distribution centers.

	We operate two types of distribution centers: "greenfield" and "storm" distribution centers. Greenfield centers are distribution centers in areas where our market analysis indicates a potential for strong and sustainable demand for our products over the long term. The opening of a greenfield center typically requires approximately six months of planning and a net capital investment by the Company of approximately $650,000 per center. Our management analyzes a greenfield opportunity on the basis of competition, number of roofs, type of market ("ground" or "roof" load) and availability of qualified personnel, among other factors.

	Our "storm" centers are opened to service areas recently affected by severe or catastrophic weather conditions such as hailstorms or hurricanes. Sales of building and roofing products generally increase dramatically during and after severe storms, especially sizeable hurricanes and hailstorms, which can cause significant roof damage.
This sharp increase in demand provides an opportunity for us to generate additional revenues. New storm centers typically require a net capital investment by the Company of approximately $750,000 or more in inventory, equipment and other expenditures and may be staffed by personnel from our other centers. The amount of this capital investment can vary widely depending on many factors. After sales from reconstruction and reroofing generated by the storm-related demand slow down, storm centers generally are closed and the remaining inventory returned to one of the Company's other distribution centers. Because the opening of a storm center is in response to the occurrence of extreme weather conditions and other factors, we cannot anticipate how many new storm centers will be opened, if any. On occasion, we may determine that the market area in which a storm center is located will support a permanent distribution center. In that event, the distribution center is not closed but becomes part of our distribution center network.

Principal Products

	We distribute a variety of roofing supplies and related products and accessories for use in the commercial and residential roofing repair and construction industries. Such products include the following:

	Residential Roofing Products. Shingles (asphalt, cedar, ceramic, slate, concrete, cement fibered, fiberglass and tile), felt, insulation, waterproof underlayment, ventilation systems and skylights.

	Commercial Roofing Products. Asphalt, fiberglass rolls (including fire retardant), organic rolls, insulation, cements, tar, other coatings, single plies, modified bitumen and roll roofing products.

	Sheet Metal Products. Aluminum, copper, galvanized and stainless sheet metal.

	Drywall/Plywood Products. Sheetrock and plywood.

	Slate and Antique Products. Black slate, Vermont and other slates, historical or antique slates, antique clay tile, new clay tile, Ludowici clay tile and antique tile.

	Accessory Products. We also sell accessory products related to each of the foregoing, including, but not limited to, roofing equipment, power and hand tools, nails, fasteners and other accessory products.

	Principally in the Dallas/Fort Worth metropolitan area, we distribute a variety of cement and masonry supplies and related products and accessories for use in the residential and commercial building and masonry industries. Such product lines include the following:

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

	Accessory Products. We also sell in that same metropolitan area a variety of products related to the foregoing, including cement mixers, rulers, levels, trowels and other tools, cleaning solvents, patching compounds, supports and fasteners.

Vendors

	We purchase products directly from more than 40 major manufacturers, including GAF Materials Corporation ("GAF"), TAMKO Roofing Products, Inc. ("TAMKO"), Atlas Roofing Corporation, Elk Corporation , Owens Corning, Johns Manville and Certainteed Corporation. Payment, discount and volume purchase programs are negotiated directly with our major suppliers, with a significant portion of our purchases made from suppliers offering the most favorable programs.

	During the fiscal years ended June 30, 2000, 2001 and 2002, approximately 18%, 18% and 19%, respectively, of our product lines were purchased from GAF. During the fiscal year ended June 30, 2001, approximately 13% of our product lines were purchased from TAMKO. No other supplier accounted for more than ten (10%) percent of our product lines in each of our last three fiscal years.

	We have no written long-term supply agreements with any vendors. We believe that, in the event of any interruption of product deliveries from any suppliers, we will be able to secure suitable replacement suppliers on acceptable terms.

Customers, Sales and Marketing

	Practically all customers purchase products pursuant to short-term credit arrangements. Sales efforts are directed primarily through our salespersons including "inside" counter persons who serve walk-in and call-in customers and "outside" salespersons who call upon past, current and potential customers. Our sales staff reports to their local distribution center managers and regional sales managers and are supported by inside customer service representatives either at the distribution center or at the main administration center in Mansfield, Texas. Additional sales support comes from a number of regional sales and merchandising managers who educate our sales personnel regarding technical specifications and how to market and sell products recently added to our product line. Our marketing and advertising efforts, although nominal, are targeted towards local markets, generally consisting of advertisements in regional magazines. Our suppliers have a vested interest in marketing their products to the end user; therefore, they provide a wide variety of promotional material including instructional videos, product and educational materials and in-store displays. Additionally, our suppliers market their products in industry publications, contractors' trade magazines and trade shows.

	We have no written long-term sales agreements with any customers. None of our customers accounted for 2% or greater of sales during our fiscal year ended June 30, 2002.

Infrastructure and Technology

	We maintain our own computer system and software supplied by J.D. Edwards for inventory, sales management, financial control and planning. We maintain this centralized computer and data processing system to support decision making at many levels of operations, including checking a customer's credit, inventory management, accounts receivable and credit and collection management. Our executives are able to view monthly and other periodic financial data of each distribution center.

Competition

	We face substantial competition in the wholesale distribution of roofing, drywall cement and masonry supplies and related products from relatively smaller distributors, retail distribution centers and from a number of regional, multi-regional and national wholesale distributors of building products, including suppliers of roofing products and masonry products which have greater financial resources and are larger than we are, some of which include:

*       American Builders & Contractors Supply Co., Inc.,

*       Cameron Ashley Building Products, Inc. (owned by Guardian
        Industries, Inc. since June 2000 and now part of Guardian
        Building Products),

* Allied Building Products (a division of a subsidiary of CRH, plc since 1997), and

*       Bradco Supply Corporation.

	To a lesser degree, we also compete with larger, high volume, discount general building supply stores selling standardized products, sometimes at lower prices than ours, but not carrying the breadth of product lines or offering the same service as provided by full service wholesale distributors such as we are.

	We currently compete on the basis of:

*       price,

*       breadth of product line and inventory,

*       delivery,

*       customer service, including credit and financial services,

*       providing discounts for prompt payment,

*       credit extension, and

*       the abilities of personnel.

	We anticipate that we may experience competition from entities and individuals (including venture capital partnerships and corporations, equity funds, blind pool companies, operations of competing wholesale roofing supply distribution centers, large industrial and financial institutions, small business investment companies and wealthy individuals) which are well-established and have greater financial resources and more extensive experience than we have in connection with identifying, financing and effecting acquisitions of the type sought by us. Our financial resources are limited in comparison to those of many of such competitors.

Backlog

	Our business is conducted on the basis of short-term orders and prompt delivery schedules precluding any substantial backlog.

Employees

	At June 30, 2002, we employed approximately 607 full-time employees, including 8 executives, 35 managerial employees, 117 salespersons (including 49 "inside" salespersons), 338 warehouse persons, drivers and helpers, and 109 clerical and administrative persons. Difficulties have been experienced on occasion in retaining drivers and helpers because of the tight job market in our market areas and the need for drivers to be certified by departments of motor vehicles and to pass other testing standards, but suitable replacements and new hirees have been found without material adverse economic impact. We are not subject to any collective bargaining agreement, and we believe that our relationship with our employees is good.

Recent Developments

	Four of our 37 distribution facilities were opened after our fiscal quarter ended March 31, 2002. These distribution facilities began generating revenues in July 2002. During this same period, for reasons mostly related to the increase in the number of our distribution facilities, changes in our product mix and source requirements, we increased our workforce from approximately 586 to approximately 611 persons. Based on the current economic environment, we eliminated approximately 32 jobs in August 2002 representing approximately 5% of our current workforce. We will make further reductions in our workforce and continue to reduce expenses commensurate with our sales and profits.

                            Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this document, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or that we believe are not material also could materially adversely affect our business, financial condition, results of operations or cash flows. To the extent any of the information contained in this document constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, "A Note About Forward-Looking Statements."

                   Risks Relating To Our Business

The Level Of Our Business
Operations, Revenues And
Income Is Directly Impacted
By Weather Conditions..........Our level of business operations, revenues and operating income is directly impacted by weather phenomena, such as hailstorms and hurricanes, which have the result of increasing business at the time of the event of the weather phenomena and shortly thereafter, but have the effect frequently of resulting in a slowdown of business thereafter. Similarly, weather phenomena can also have a negative impact on our customers which can cause certain of such customers to become delinquent in the payments of their accounts.

How Unforeseen Factors
May Adversely Affect Us........There can be no assurance that, in the future, unforeseen developments, increased competition, losses incurred by new businesses that may be acquired or branches that may be opened, losses incurred in the expansion of product lines from certain distribution centers to other distribution centers, weather phenomena and other circumstances may not have a material adverse affect on our operations in current market areas or areas into which we may expand by acquisition or otherwise.

We Acquired Our Business
Operations in Non-Arm's
Length Transactions With
Affiliates And Without
Independent Appraisal..........Simultaneously, with the completion of our Initial Public Offering in March 1999, we acquired our business operations from TDA in exchange for, among other things, 3,000,000 shares of our Common Stock. The determination of the number of shares paid to TDA for the acquisitions was negotiated and evaluated based upon the assessments made by the parties to the negotiations without independent appraisal. Such negotiations were not conducted on an arm's length basis.

                               As a result of this transaction, our
                               largest shareholder is TDA. The principal officers, directors and principal stockholders of TDA, Messrs. Douglas P. Fields and Frederick M. Friedman, also are directors and executive officers of the Company and its subsidiaries. Mr. Fields serves as Chief Executive Officer and Chairman of our Board. Mr. Friedman serves as our Executive Vice President, Secretary, Treasurer and a Director. Messrs. Fields and Friedman may be deemed to be in control of TDA and, in turn, us. As a result, their interests in us may conflict with their interests in TDA.

                               Although we believe that the terms and
                               conditions of the acquisitions were fair and reasonable to us, that belief must be assessed in light of the lack of an independent appraisal and the conflicted positions of Messrs. Fields and Friedman. We can provide no assurance that we were correct in our assessment.

We May Make Acquisitions
And Open New Distribution
Centers Without Your
Approval.......................Although we will endeavor to evaluate the risks inherent in any particular
                               acquisition or the establishment of new
                               distribution centers, there can be no
                               assurance that we will properly or
                               accurately ascertain all such risks. We
                               will have virtually unrestricted
                               flexibility in identifying and selecting prospective acquisition candidates and establishing new distribution centers and in deciding if they should be acquired for cash, equity or debt, and in what combination of cash, equity and/or debt. Locations selected for expansion efforts will be made at the discretion of management and will not be subject to stockholder approval.

                               We will not seek stockholder approval
                               for any acquisitionsor the opening of new distribution centers unless required by applicable law and regulations. Our stockholders will not have an opportunity to review financial and other information on acquisition candidates or the opening of any new distribution centers prior to consummation of any acquisitions or the opening of any new distribution centers under most circumstances.

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

Our Wholesale Distribution
Businesses Are Subject To
Economic And Other Changes.....The wholesale distribution of the building supply products sold by us is seasonal,
                               cyclical and is affected by weather as well as by changes in general economic and market conditions either nationally or in the markets where we conduct our business. An economic downturn in any of those market areas may have a material adverse effect on the sale of our products in those markets notwithstanding the general economic conditions prevalent nationally.
                               Accordingly, an economic downturn in one or more of the markets currently served or to be served (as a result of acquisitions or expansion efforts) could have a material adverse effect on our operations.

We Depend Upon Certain
Vendors But We Lack
Written Long-Term Supply
Agreements With Them ..........We distribute products manufactured by a number of major vendors. During the fiscal years ended June 30, 2000, 2001 and 2002, approximately 18%, 18% and 19%, respectively, of our product lines were purchased from one supplier. During the fiscal year ended June 30, 2001, another 13% of our product lines were purchased from a second supplier.

                               We do not have written long-term supply
                               agreements with any vendors. We believe
                               that, in the event of any interruption of product deliveries from any of our vendors, we will be able to secure suitable replacement supplies on acceptable terms.

                               However, there can be no assurance of the continued availability of supplies of residential and commercial roofing supply, drywall and masonry materials at acceptable prices or at all.

To The Extent That
The Estimates, Assumptions
And Judgments Used
By Us In Formulating Our
Critical Accounting
Policies Should Prove
To Be Incorrect, Future
Financial Reports May Be
Materially And Adversely
Affected.......................Our discussion and analysis of financial condition and results of operations set
                               forth in this document and other reports filed with the Securities and Exchange Commission ("SEC") are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates in the Company's consolidated financial statements relate to, among other things, allowance for doubtful accounts and notes receivable, amounts reserved for obsolete and slow moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an ongoing basis, we re-evaluate our estimates, assumptions and judgments, including those related to accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items and expenses that are not readily apparent from other sources. Actual results may differ from these estimates and judgments, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions and judgments prove to be incorrect in the future, the

                               Company's results of operations, financial condition or cash flows could be materially adversely affected.

                               We believe that the following critical
                               accounting policies are based upon our more significant judgments and estimates used in the preparation of our consolidated financial statements:

                               *   We maintain allowances for doubtful
                                   accounts and notes receivable for
                                   estimated losses resulting from the
                                   inability of our customers to make
                                   payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. If additional funds are required to cover allowances for doubtful accounts and notes receivable, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

                               *   We write down our inventories for
                                   estimated obsolete or slow-moving
                                   inventories equal to the difference
                                   between the cost of inventories and the
                                   estimated market value based upon
                                   assumed market conditions. If actual
                                   market conditions are less favorable
                                   than those assumed by management,
                                   additional inventory write-downs may be
                                   required. If inventory write-downs are
                                   required, the Company's financial
                                   condition, results of operations and
                                   cash flows could be materially adversely affected.

                               *   We maintain accounts for goodwill and
                                   other intangible assets in our financial statements. Goodwill and intangible assets with indeterminate lives are not amortized but are tested for impairment annually, except in certain circumstances. There is a possibility that, as a result of the annual test for impairment or as the result of the occurrence of certain circumstances or an impairment, the value of goodwill or intangible assets with indeterminate lives may be written down or may be written off either in one or in a number of write-downs, either at a fiscal year end or at any time during the fiscal year. We analyze the value of goodwill using the anticipated cash flows of the related business, market comparables, the total market capitalization of the Company, and other factors, and recognize any adjustment, if required, to the asset's carrying value. Any write-down or series of write-downs of goodwill or intangible assets could be substantial and could have a material adverse effect on our reported results of operations, and any such impairment could occur in connection with a material adverse event or development and have a material adverse impact on the Company's financial condition and results of operations.

                               *   We seek revenue and income growth by
                                   expanding our existing customer base, by opening new distribution centers and by pursuing strategic acquisitions that meet our various criteria. If our evaluation of the prospects for opening a new distribution center or of acquiring an acquired company misjudges our estimated future revenues or profitability, such a misjudgment could impair the carrying value of the investment and result in operating losses for the Company, which could materially adversely affect the Company's profitability, financial condition and cash flows.

                               *   We file income tax returns in every
                                   jurisdiction in which we have reason to
                                   believe we are subject to tax.
                                   Historically, we have been subject to
                                   examination by various taxing
                                   jurisdictions. To date, none of these
                                   examinations has resulted in any
                                   material additional tax. Nonetheless,
                                   any tax jurisdiction may contend that a
                                   filing position claimed by us regarding
                                   one or more of our transactions is
                                   contrary to that jurisdiction's laws or
                                   regulations. In any such event, we may
                                   incur charges to our income statement
                                   which could materially adversely affect
                                   our results of operations and may incur
                                   liabilities for taxes and related
                                   charges which may materially adversely
                                   affect the Company's financial
                                   condition.

We May Need Additional
Future Financing That May
Result In Dilution To
Investors And Restrictions
On Us..........................We may require additional equity or debt financing in order to consummate an
                               acquisition or for additional working
                               capital if we open new distribution
                               centers, or if we suffer losses or complete the acquisition of a business that subsequently suffers losses, or for other reasons.

                               Any additional equity financing that may be obtained may dilute investor voting power and equity interests.

                               Any additional debt financing that may be obtained may:

                               *   impair or restrict our ability to
                                   declare dividends;

                               *   impose financial restrictions on our
                                   ability to make acquisitions or
                                   implement expansion efforts;

                               *   cost more in interest, fees and other
                                   charges than our current financing; and

                               *   contain other provisions that are not
                                   beneficial to us and may restrict our
                                   flexibility in operating the Company.

                               There can be no assurance that we will be able to obtain additional financing on terms acceptable or at all. In the event additional financing is unavailable, we may be materially adversely affected.

Our Business Strategy
Is Unproven....................A significant element of our business strategy is to acquire additional companies engaged in the wholesale distribution of roofing supplies and related products industries and companies which manufacture products for or supply products to such industry. Our strategy is unproven and is based on unpredictable and changing events. We believe that suitable candidates for potential acquisition exist. There can be no assurance that any acquisitions, if successfully completed:

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

                               If we are unable to manage growth
                               effectively, our financial condition,
                               operating results and cash flows could be materially adversely affected.

             Risks Relating To Our Management And Affiliates

Our Executive Officers
And Directors May Have
Potential Conflicts Of
Interest With Us...............Certain of our principal executive officers and directors also are principal officers, directors and the principal stockholders of TDA, the entity that owns a majority of our voting stock, and its affiliates and, consequently, may be able, through TDA and its affiliates, to direct the election of our directors, effect significant corporate events and generally direct our affairs.

                               Through June 30, 2002, TDA provided office space for use as our New York corporate executive offices and administrative services to us in New York City pursuant to an administrative services agreement that has been terminated as of June 30, 2002. Commencing July 1, 2002 we began to pay TDA seventy-five (75%) percent of the occupancy costs for our New York corporate executive offices in the amount of approximately $4,500 per month and seventy-five (75%) percent of the remuneration and benefits of our New York administrative assistant in the amount of approximately $4,500 per month. In addition, as of July 1, 2002, TDA has paid twenty-five (25%) percent of such monthly occupancy costs (approximately $1,500) and twenty-five (25%) percent of the monthly remuneration and benefits of the administrative assistant (approximately $1,500) in order to defray any expenses that may be deemed to be attributable to TDA.

                               Furthermore, a subsidiary of TDA, and James
                               E. Helzer, our President, lease
                               approximately one-half of our facilities to us.

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

                               See Item 2. "Properties - Locations Owned
                               By and Leased from TDA" and Item 13.
                               "Certain Relationships and Related
                               Transactions."

We Depend Upon
Key Personnel..................Our success may depend upon the continued
                               contributions of our officers. Our business could be adversely affected by the loss of the services of Douglas P. Fields, our Chief Executive Officer and Chairman of our Board of Directors, Frederick M. Friedman, our Executive Vice President, Secretary and Treasurer, James E. Helzer, our President and E.G. Helzer, our Senior Vice President.

                               Although we have "key person" life
                               insurance on the life of James E. Helzer in the amount of $2,000,000 and on each of the lives of Messrs. Fields and Friedman in the amount of $1,000,000, there can be no assurance that the foregoing amounts will be adequate to compensate us in the event of the loss of any of their lives.

Conflicts Of Interest May
Arise In The Allocation Of
Management's Time..............The employment agreements with
                               Messrs. Fields and Friedman do not require either of them to devote a specified amount of time to our affairs. Each of Messrs. Fields, Friedman and Helzer have significant outside business interests, including but not limited to TDA (our controlling stockholder) and its subsidiaries (as to Messrs. Fields and Friedman). Accordingly, Messrs. Fields, Friedman and Helzer may have conflicts of interest in allocating time among various business activities. There can be no assurance that any such conflicts will be resolved in a manner favorable to us.

We Have Entered Into
Transactions With Affiliates
That Have Benefited Them.......Messrs. Fields and Friedman, two of our
                               principal executive officers and directors are also principal executive officers, directors and the principal stockholders of TDA and have and will or may be deemed to benefit, directly or indirectly, from our transactions with TDA. James E. Helzer, our President, previously owned one of our acquisitions and has and will or may be deemed to have benefited or to benefit directly from his transactions with us.

                               During our fiscal year ended June 30, 1999, we made dividend payments to TDA of approximately $1,200,000.

                               After our Initial Public Offering, and in connection with the Acquisitions, we cancelled in the form of a non-cash dividend all indebtedness of TDA to us at that date, approximately $3,067,000. To the extent TDA's indebtedness to us was cancelled, TDA directly, and Messrs. Fields and Friedman indirectly, derived a benefit.

                               In addition, through June 30, 2002, TDA
                               provided us with office space and
                               administrative services in New York City for $3,000 per month pursuant to a month-to-month administrative services agreement. This agreement was terminated on June 30, 2002.

                               Through June 30, 2002, TDA also provided certain other services to us pursuant to a five-year agreement requiring payments to TDA of $3,000 per month. This agreement expired on June 30, 2002.

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

                               See "- Our Executive Officers and Directors
                               May Have Potential Conflicts of Interest
                               With Us," Item 2. "Properties - Locations
                               Owned By and Leased from TDA," Item 7.
                               "Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations -- Acquisitions," Item 10.
                               "Directors and Executive Officers of
                               Registrant," Item 11. "Executive
                               Compensation," Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions."

We Are Controlled By
TDA And Lease Several Of
Our Facilities From TDA........TDA owns approximately 56.3% of our issued and outstanding shares of common stock.
                               Douglas P. Fields, our Chief Executive
                               Officer and Chairman of our Board of
                               Directors, also is Chairman of the Board of Directors, President and the Chief Executive Officer of TDA as well as a principal stockholder of TDA. Frederick M. Friedman, our Executive Vice President, Treasurer, Secretary and one of our Directors also is the Executive Vice President, Chief Financial Officer, Treasurer and a director of TDA as well as a principal stockholder of TDA. John E. Smircina is one of our Directors and a director of TDA.

                               Because Messrs. Fields, Friedman and
                               Smircina may be deemed to control TDA, they also may be deemed to control our common stock owned by TDA. As a result, they are in a position to control the composition of our Board of Directors, and, therefore our business, policies and affairs and the outcome of issues which may be subject to a vote of our stockholders.

                               A TDA subsidiary has rented to us the
                               premises for several distribution
                               facilities pursuant to ten-year leases at an approximate aggregate annual base rental of $790,000 which we believe is fair and reasonable to us.

                               See "- Our Executive Officers and Directors
                               May Have Potential Conflicts of Interest
                               With Us," Item 2. "Properties," Item 7.
                               "Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations-Acquisitions," Item 10.
                               "Directors and Executive Officers of
                               Registrant," Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Item 13. "Certain Relationships and Related Transactions."

Substantial Potential Future
Financial Benefits To Prior
Owners Of Subsidiaries.........JEH Eagle. In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company ("JEH Co."), a Texas corporation, wholly-owned by James E. Helzer, now our President and Vice Chairman of our Board of Directors. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of a cash payment and a note. Certain, substantial, contingent payments, as additional consideration to JEH Co. or its designee, were paid by us that may be deemed to have resulted in substantial financial benefits to JEH Co. or its designee and may be deemed to have had a material adverse effect on our financial condition, cash flows and income. Upon completion of our Initial Public Offering, we issued 300,000 shares of our Common Stock to James E. Helzer in fulfillment of certain of such consideration. Additionally, for the fiscal years ended June 30, 1999, 2000 and 2001, approximately $1,773,000, $1,947,000, and $315,000, respectively, of such additional
                               consideration was paid to JEH Co. or its designee. For the fiscal year ended June 30, 2002, no additional consideration is payable to JEH Co. or its designee, and, as of June 30, 2002, the Company has no future obligation for such additional consideration. James E. Helzer has rented to us the premises for several distribution facilities pursuant to five-year leases at an approximate aggregate annual base rental of $747,000 which we believe is fair and reasonable to us.

                               MSI Eagle. In October 1998, MSI Eagle
                               acquired substantially all of the assets and the business of Masonry Supply, Inc. ("MSI Co."), a Texas corporation, wholly-owned by Gary L. Howard, formerly one of our executive officers. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000 subject to further adjustments under certain conditions. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by us that may result in substantial financial benefits to MSI Co. or its designee and may materially and adversely effect our financial condition, cash flows and income. After completion of our Initial Public Offering, we issued 260,000 shares of our Common Stock to Gary L. Howard in fulfillment of certain of such future consideration. Additionally, for the fiscal years ended June 30, 2000 and 2001, approximately $216,000 and $226,000, respectively, of such additional
                               consideration, was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2002, approximately $315,000 of additional consideration is payable to MSI
                               Co. or its designee. Gary L. Howard rents to us the premises for certain offices and a distribution center pursuant to a three-year lease at an approximate annual base rental of $112,000 which we believe is fair and reasonable to us.

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


                  Risks Relating To Our Securities

Our Securities Must
Continue To Meet
Qualitative And
Quantitative Listing
Maintenance Criteria
For The NASDAQ SmallCap
Market And The Boston
Stock Exchange.................Our securities are quoted and traded on the
                               NASDAQ SmallCap Market and are listed on the Boston Stock Exchange ("BSE"). There can be no assurance that we will continue to meet both the qualitative and quantitative criteria for continued quotation and trading of our securities on the NASDAQ SmallCap Market. That criteria, which undergoes periodic NASDAQ review, include, among other things, at least:

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

                               The BSE also has similar continued
                               quotation criteria. If we are unable to
                               meet the continued quotation criteria of the NASDAQ SmallCap Market and the BSE and are suspended from trading on these markets, our securities could possibly be traded in the over-the-counter market and be quoted in the so-called "pink sheets" or, if then available, the OTC Bulletin Board. In such an event, an investor would likely find it more difficult to dispose of, or even obtain accurate quotations of, our securities. See "- We Will Also Be Required To Meet Anticipated NASDAQ Corporate Governance Criteria."

We Will Also Be Required To
Meet Anticipated NASDAQ
Corporate Governance
Criteria.......................Although the NASDAQ SmallCap Market
                               has always had certain corporate governance criteria for the listing and continued quotation of an issuer's securities, NASDAQ has proposed, and we believe the SEC is likely to approve, substantially expanded issuer corporate governance criteria for the issuers of those securities quoted on the NASDAQ SmallCap Market. Although, in the past, we have been able to satisfy NASDAQ's SmallCap Market corporate governance criteria, the new proposed criteria is substantially more difficult to comply with. The new proposed criteria include, among other things:

                               *   an increase in the degree of
                                   independence of members of the board of
                                   directors with a majority of board
                                   members to be independent, and these
                                   independent directors are to, among
                                   other things: (i) hold regular meetings
                                   among themselves only and (ii) approve
                                   related party transactions, all with a
                                   strict definition of an independent
                                   director;

                               *   an enhancement of independent director
                                   responsibility, with, among other
                                   things, the responsibility to approve:
                                   (i) director nominations and (ii)
                                   executive officer compensation;

                               *   an empowerment of audit committees of
                                   boards of directors with, among other
                                   things: (i) sole authority to hire and
                                   fire auditors and (ii) authority to hire their own experts when appropriate;

                               *   establishment of a code of conduct
                                   addressing conflicts of interest and
                                   compliance with laws; and

                               *   a limit on payments to independent
                                   directors and their family members
                                   (other than for services on the board of directors).

                               If adopted, NASDAQ has also proposed that each listed company modify the composition of its board of directors to comply with these new corporate governance rules effective immediately after the first annual meeting of stockholders that occurs at least 120 days after the SEC approves the rules changes.

                               We believe that these proposed corporate governance requirements, including the expanded powers and responsibilities of independent directors and a stricter definition of an independent director will make it more difficult to find independent directors for our Board of Directors. Increased competition for qualified independent directors, including those persons with accounting experience and financial statement acumen to serve on audit committees, can be anticipated. We believe that compliance with NASDAQ's proposed corporate governance requirements will be difficult and will increase our costs and expenses as the costs of finding and compensating independent directors escalate and the costs of administering their new powers and responsibilities prove to be an added financial burden. If NASDAQ's corporate governance rules are adopted and we are unable to attract a sufficient number of independent directors willing to take on the responsibilities imposed by such rules on what we believe to be commercially reasonable terms, our securities may be delisted from NASDAQ.

The Market Price Of Our
Securities Has Declined
Substantially Since Our
Initial Public Offering........The initial offering prices of the shares of our Common Stock and our Warrants issued pursuant to our Initial Public Offering were $5.00 and $.125 per share and warrant, respectively. On September 20, 2002, the closing prices for the shares of our common stock and Warrants were $1.88 and $0.16, respectively, as reported by the NASDAQ SmallCap Market on that date. In addition to the diminution of market value, continued market price declines could result in the delisting of our securities from the NASDAQ SmallCap Market and the BSE.

There Are Risks In
Purchasing Low-Priced
Securities.....................If our securities were to be suspended or delisted from the NASDAQ SmallCap Market, they could be subject to rules under the Securities Exchange Act of 1934 ("Exchange Act") which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors" (for example, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by such rules, a broker-dealer must make a special suitability determination of the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, such rules may affect the ability of broker-dealers to sell our securities and the ability to sell any of our securities in any secondary market that may develop for such securities.

                               The SEC has enacted rules that define a
                               "penny stock" to be any equity security
                               that has a price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including securities listed on the NASDAQ SmallCap Market or on designated exchanges. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure statement prepared by the SEC relating to the penny stock market. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. In the event our securities are no longer listed on the NASDAQ SmallCap Market or are not otherwise exempt from the provisions of the SEC's "penny stock" rules, such rules may also affect the ability of broker-dealers and investors to sell our securities.

There Is No Assurance Of A
Continued Public Market
For Our Securities.............There can be no assurance that a trading market for any of our securities will be sustained. Investors should be aware that sales of our securities may have a depressive effect on the price of our securities in any market in which our securities are traded or which may develop for such securities.

We Have Outstanding
Options, Warrants And
Registration Rights That
May Limit Our Ability
To Obtain Equity Financing
And Could Cause Us To
Incur Expenses.................We have issued or are obligated to issue warrants:

                               *   in our Initial Public Offering, as well
                                   as additional warrants on identical
                                   terms to others;

                               *   to the underwriter of our Initial Public
                                   Offering; and

                               *   in connection with a private placement
                                   offering of our securities in May 2002
                                   to certain private investors.

                               In accordance with the respective terms of warrants issued to investors and any options granted and that may be granted under our stock option plan, the holders are given an opportunity to profit from a rise in the market price of our Common Stock, with a resulting dilution in the interests of the other stockholders. In this regard, the warrants issued to the underwriter of our Initial Public Offering contain a cashless exercise provision. The terms on which we may obtain additional financing during the exercise periods of any outstanding warrants and options may be adversely affected by the existence of such warrants, options and plan. The holders of options or warrants may exercise such options or warrants at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such options or warrants. In addition, the holders of the underwriter's warrants issued in connection with our Initial Public Offering have demand and "piggyback" registration rights with respect to their securities. Exercise of such registration rights may involve substantial expense.

We Have Sold Shares
Below The Then Current
Market Price And Warrants
With A Lower Exercise Price
Than The IPO Warrants..........On May 15, 2002, in a private transaction, we agreed to sell 1,090,909 shares of our Common Stock at $2.75 per share, a discount of approximately 8.6% below the closing bid price for our shares of Common Stock on the

                               NASDAQ SmallCap Market on May 15, 2002, and to issue warrants, without additional consideration as part of that transaction, to purchase 218,181 shares of our Common Stock exercisable at $3.50 per share ("Private Placement"). The Private Placement provided for two equal and separate tranches of Common Stock and warrants. The first such tranche closed. The Company has been advised that the investors in the Private Placement have declined to make the additional investment required. Accordingly, the second tranche has not closed, and the Company believes that the second tranche will not close. The sale of securities pursuant to the Private Placement transaction and any future sales of our securities will dilute the percentage equity ownership of then existing owners of the shares of our Common Stock and may have a dilutive effect on the market price of our outstanding shares of Common Stock, the warrants issued pursuant to our Initial Public Offering, and the value of any other of our previously issued warrants. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters - (c) Recent Sales of Unregistered Securities."

We Are Not Likely To
Receive All The Proceeds
From The Private Placement.....As a result of the decision of the investors in our Private Placement not to purchase the second tranche of securities as required in our agreements with them, we will not receive the additional $1,500,000 of gross proceeds therefrom as anticipated although substantially all of the costs associated therewith have already been incurred by the Company. Although we are currently considering the most appropriate course of action to take with respect to these developments and anticipate future negotiations with such investors to seek amicably to resolve the matter, we may not be able to reach a mutually agreeable solution, and we may be faced with the prospect of either absorbing some or all of the additional costs incurred without receipt of any additional proceeds or the potential commencement of litigation which also is likely to be costly. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters - (c) Recent Sales of Unregistered Securities."

We Have No Plans To
Pay Cash Dividends.............Except for cash dividends paid to TDA prior to the consummation of our Initial Public
                               Offering, we have not paid any dividends on our Common Stock and our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, the Board of Directors intends to retain all earnings, if any, for use in our business operations. Additionally, our credit facility contains provisions that could restrict our ability to pay dividends if we do not satisfy certain financial requirements.

We Have Anti-Takeover
Provisions That Authorize
Our Directors To Issue And
Determine The Rights Of
Shares Of Preferred Stock
In Our Certificate
Of Incorporation...............Our Certificate of Incorporation permits our directors to designate the terms of and issue shares of preferred stock. The issuance of shares of preferred stock by the Board of Directors could adversely effect the rights of holders of Common Stock by, among other matters, establishing preferential dividends, liquidation rights and voting power. Although we have no present intention to issue shares of preferred stock, their issuance might render it more difficult, and therefore discourage, an unsolicited takeover proposal such as a tender offer, proxy contest or the removal of incumbent management, even if such actions would be in the best interest of our stockholders.

Our Certificate Of
Incorporation Limits
Directors' Liability...........Our Certificate of Incorporation provides that our directors will not be held liable to us or our stockholders for monetary damages upon breach of a director's fiduciary duty with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends and transactions from which the director derived an improper personal benefit.

ITEM 2.	PROPERTIES

              Locations Owned By and Leased From TDA
              --------------------------------------

	We lease approximately 15,000 square feet of executive office space located at 1451 Channelside Drive, Tampa, Florida 33605 from a wholly-owned subsidiary of TDA, at an approximate base annual rental of $120,000.

	Additionally, we lease nine (9) locations from the TDA subsidiary, two (2) in Alabama (Birmingham and Mobile) and six (6) in Florida (Fort Myers, Holiday, Lakeland, Pensacola, St. Petersburg and Tampa). We also lease one (1) location in Littleton, Colorado, from an entity owned one-half by the TDA subsidiary and one-half by James E. Helzer, our President, and his spouse.

	The aggregate approximate square footage and aggregate approximate base annual rental for the locations leased from the TDA subsidiary are 250,000 square feet (exclusive of land used for storage and other purposes) and $790,000, respectively.

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

	Through June 30, 2002, TDA provided office space for use as our New York corporate executive offices pursuant to an administrative services agreement that has been terminated. Commencing July 1, 2002, the Company began to pay to TDA seventy-five (75%) percent of the occupancy cost (approximately $4,500 per month) for our executive offices, and TDA began to pay twenty-five (25%) percent of such occupancy cost (approximately $1,500 per month) in order to defray any expenses that may be deemed to be attributable to TDA. The current lease for the Company's New York corporate executive offices expires in October 2002 with TDA as the named lessee. A new lease is anticipated to be entered into by and between the Company and the landlord for these premises at a base rental of approximately $6,900 per month with customary additional rental charges (proportionate share of real estate taxes, electricity, etc.), of which TDA will continue to pay twenty-five (25%) percent.

	See Item 13. "Certain Relationships and Related Transactions."


         Locations Owned By and Leased From James E. Helzer
         --------------------------------------------------

	We lease approximately 8,000 square feet of executive office space, used as our operational headquarters, located at 2500 U.S.
Highway 287, Mansfield, Texas 76063 from James E. Helzer, our
President.

	We also lease seven (7) other locations from James E. Helzer, two
(2) in Colorado (Colorado Springs and Henderson) and five (5) in Texas (Colleyville, North Fort Worth, Frisco, Mansfield and Mesquite). One
(1) additional location in Littleton, Colorado, is leased from an entity owned one-half by James E. Helzer and his spouse and one-half by the TDA subsidiary.

	The aggregate approximate square footage and aggregate approximate base annual rental for the locations leased from James E. Helzer are 254,700 square feet (exclusive of land used for storage and other purposes) and $747,000, respectively.

	The foregoing premises, except for the Frisco, Texas, premises, are leased to us from James E. Helzer pursuant to five-year leases expiring in June 2007 providing for base annual rentals as set forth above with provisions for initial five (5%) percent increases that first take effect in July 2003. The Frisco, Texas premises is leased to us on a month-to-month basis. Additional rental and other charges for the foregoing leases include provision for us to insure and maintain and pay all taxes on the premises. We also have a right of first refusal to purchase the foregoing premises. We believe that such leases are on terms no less favorable than we could have obtained from unaffiliated third parties.

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

	See Item 13.  "Certain Relationships and Related Transactions."


           Location Owned By and Leased From Gary L. Howard
           ------------------------------------------------

	We lease approximately 30,000 square feet of office, showroom and warehouse space, and approximately four acres of outdoor storage space in Mansfield, Texas, from Gary L. Howard, a former executive officer of the Company, at a base annual rental of approximately $112,000 pursuant to a lease expiring in October 2004. We have the right to one, three-year renewal at a base annual rental of five (5%) percent over the prior term. Additional rental and other charges for the foregoing lease include provisions for us to insure and maintain and pay taxes on the premises. We have a right of first refusal to purchase the foregoing premises. We believe that the foregoing lease is on terms no less favorable than we could have obtained from an unaffiliated third party.

	See Item 13. "Certain Relationships and Related Transactions."

                 Locations Leased From Third Parties
                 -----------------------------------

	We lease twenty-two (22) locations (including a parcel of land and property subleased to a third party) from third parties (two (2) in Colorado (Eagle and Fort Collins), four (4) in Florida (Clearwater, Orlando, Panama City and Tallahassee), one (1) each in Illinois (Lake Zurich), Indiana (Indianapolis), Iowa (Mason City), Kentucky (Elizabethtown), Minnesota (Eagan), Mississippi (Gulfport), Missouri (Hazelwood) and two (2) in Nebraska (Omaha), and seven (7) in Texas (Addison, Austin, Denton, Houston, North Fort Worth, Lubbock and Southlake)). The aggregate approximate square footage and base annual rentals for the locations leased from third parties are 614,000 square feet and $2,240,000, respectively.

	As part of the foregoing leases, additional undeveloped land is leased from third parties. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreages of the undeveloped land is as follows: Austin (six), Denton (six), Eagle
(two), Elizabethtown (five), Fort Collins (one and a half), Hazelwood (three), Houston (four), Indianapolis (two), Kearney (two) and Rosedale (three).

	Other than one lease, which is on a month-to-month basis, the leases with third parties expire at varying times through September 2008, and several leases contain renewal options. These leases generally contain provisions requiring us, among other things, to pay various occupancy costs.


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

	We have two classes of securities presently registered: Common Stock and Warrants. These securities are presently traded on the NASDAQ SmallCap Market under the trading symbols "EEGL" and "EEGLW," respectively, and on the Boston Stock Exchange under the trading symbols "EGL" and "EGLW," respectively, and have been since the Initial Public Offering in March 1999.

	The high and low bid price quotations for our Common Stock, as reported by NASDAQ, are as follows for the periods indicated:

                                                  High         Low
                                                ---------    --------

Fiscal Year Ended June 30, 2001:
--------------------------------
From July 1 through September 30, 2000          $4.063       $1.938
From October 1 through December 31, 2000        $3.906       $0.125
From January 1 through March 31, 2001           $1.719       $0.250
From April 1 through June 30, 2001              $1.410       $1.188

Fiscal Year Ended June 30, 2002:
--------------------------------
From July 1 through September 30, 2001          $1.380       $1.010
From October 1 through December 31, 2001        $1.990       $0.990
From January 1 through March 31, 2002           $3.800       $1.510
From April 1 through June 30, 2002              $4.140       $2.300

Fiscal Year To End June 30, 2003:
---------------------------------
From July 1 through September 20, 2002          $2.680       $0.010


	The Common Stock was held by approximately 20 holders of record as of September 20, 2002.

	The high and low bid price quotations for the Warrants sold in our Initial Public Offering, as reported by NASDAQ, are as follows for the periods indicated:

                                                  High         Low
                                                ---------    --------

Fiscal Year Ended June 30, 2001:
--------------------------------
From July 1 through September 30, 2000          $0.813       $0.406
From October 1 through December 31, 2000        $0.563       $0.063
From January 1 through March 31, 2001           $0.219       $0.063
From April 1 through June 30, 2001              $0.160       $0.050

                                                  High         Low
                                                ---------    --------

Fiscal Year Ended June 30, 2002:
--------------------------------
From July 1 through September 30, 2001          $0.140       $0.080
From October 1 through December 31, 2001        $0.240       $0.070
From January 1 through March 31, 2002           $0.470       $0.120
From April 1 through June 30, 2002              $0.680       $0.200

Fiscal Year To End June 30, 2003:
---------------------------------
From July 1 through September 20, 2002          $0.300       $0.010


	The Warrants sold in our Initial Public Offering were held by approximately 6 holders of record as of September 20, 2002.

	Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	We believe that the NASDAQ SmallCap Market is the principal market for our Common Stock and Warrants.

(b)	Dividends

	Except for cash dividends paid to TDA prior to the consummation of our Initial Public Offering, we have not paid dividends on our Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and are subject to the terms of our credit facility that could restrict our ability to pay dividends if we do not satisfy certain financial requirements. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

(c)	Recent Sales of Unregistered Securities

	On May 15, 2002, we entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with certain accredited investors ("Investors") to sell 1,090,909 shares of our Common Stock and warrants to purchase up to 109,091 shares of Common Stock (the "Purchaser Warrants") in the Private Placement for gross proceeds to us prior to the deduction of fees, expenses, and commissions of $3,000,000. The Securities Purchase Agreement provided for the issuance and sale of the Common Stock and Purchaser Warrants in two equal and separate tranches. We believe that the Private Placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of
Section 4(2) or 4(6) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC under the Securities Act.

	In the first tranche, which closed on May 16, 2002, we received $1,500,000 in gross proceeds for the sale of 545,455 shares of Common Stock and the issuance of Purchaser Warrants for the purchase of up to 54,545 shares of Common Stock. In addition to the payment of cash commissions of $150,000 plus $12,250 for attorneys' fees, offering expenses were approximately $47,000, resulting in net proceeds to us of approximately $1,291,000. We also issued warrants to purchase up to 54,545 shares of Common Stock ("Finder Warrants") to vFinance Investments, Inc. for its services in connection with the Private Placement.

	In connection with the Private Placement, we entered into a registration rights agreement with the Investors pursuant to which we agreed, at our expense, to register for sale under the Securities Act all shares of Common Stock issued in the Private Placement, as well as shares of Common Stock issuable upon the exercise of the Purchaser Warrants (the "Registration Rights Agreement"). We also provided similar registration rights for the shares of Common Stock underlying the Finder Warrants. A registration statement on Form S-3 (the "Registration Statement") was timely filed for these purposes and declared effective by the SEC on September 6, 2002.

	Under the terms of the Securities Purchase Agreement, the second tranche was required to close no later than the fifth calendar day (September 11, 2002) following the effectiveness of the Registration Statement. We were advised on September 12, 2002, by vFinance Investments, Inc., and its counsel that the Investors have declined to make the additional investment required by the Securities Purchase Agreement. Accordingly, the second tranche has not closed, and we believe that the second tranche will not close. We are currently analyzing the situation to determine the most appropriate course of action with respect to these developments. We have already incurred the costs associated with respect to the closing of the second tranche and will seek to negotiate an amicable solution with the Investors with respect to these developments. We can not give you any assurance as to whether or not a mutually agreeable solution can be achieved.

(d)	Equity Compensation Plans

	The following table provides information about our Common Stock that may be issued upon the exercise of stock options issued pursuant to our Stock Option Plan, our only equity compensation plan, as of June 30, 2002.


                          Equity Compensation Plan Information
                          ------------------------------------
                                                                            Number of Securities
                                                                            Remaining Available
                                                                            For Future Issuance
                                                                                Under Equity
                       Number of Securities to     Weighted Average          Compensation Plans
                       be Issued Upon Exercise     Exercise Price of       (excluding securities
                       of Outstanding Options     Outstanding Options     reflected in column (a))
                       ----------------------     -------------------     ------------------------

Plan Category                   (a)                      (b)                        (c)
-------------

Equity compensation
plans approved by
securityholders               764,080                   $4.98                     435,920

                                                                            Number of Securities
                                                                            Remaining Available
                                                                            For Future Issuance
                                                                                Under Equity
                       Number of Securities to     Weighted Average          Compensation Plans
                       be Issued Upon Exercise     Exercise Price of       (excluding securities
                       of Outstanding Options     Outstanding Options     reflected in column (a))
                       ----------------------     -------------------     ------------------------

Equity compensation
plans not approved
by securityholders              N/A                      N/A                        N/A


	Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.


ITEM 6.	SELECTED FINANCIAL DATA

	Prior to our Initial Public Offering and the acquisitions described in Note 2 of the consolidated financial statements, the Company had limited operations. The historical selected financial information included in the statement of operations data has been prepared on a basis which combines the Company (organized on May 1, 1996), Eagle, JEH Eagle (which acquired JEH Co. as of July 1, 1997) and MSI Eagle (which acquired MSI Co. on October 22, 1998) as four entities controlled by TDA. Information with respect to the Company, Eagle and JEH Eagle is included for all periods presented (including the operations of MSI Eagle from June 1, 2000), and information with respect to MSI Eagle is included from October 22, 1998 through May 31, 2000, the effective date of its merger with and into JEH Eagle.

	The selected financial information presented below should be read in conjunction with the consolidated financial statements and the notes thereto.

                                    Selected Financial Information
                                    Year Ended June 30, Combined(1)
                                    -------------------------------

Statement of
Operations Data:            1998             1999             2000             2001              2002
----------------        ------------     ------------     ------------     ------------     ------------

Revenues                $129,502,812     $159,844,520     $187,714,736     $196,240,714     $237,275,209

Gross Profit              27,975,391       37,706,722       45,292,922       49,364,915       57,563,903

Income From
Operations                 3,016,155        6,743,995        5,760,988        4,139,640        4,060,743

Net Income                   756,884        2,703,352        2,010,746          848,842        1,385,164


Other
Financial Data:             1998             1999             2000             2001              2002
---------------         ------------     ------------     ------------     ------------     ------------

EBITDA(2)               $  4,171,186     $  8,195,013     $  8,248,961     $  6,845,102     $  5,824,616

Net Cash Provided
by (Used In)
Operating Activities        (258,827)         938,846       (3,019,242)      (4,186,473)      (2,237,081)

Net Cash
Provided by
Financing Activities       4,614,314        9,326,486        3,913,744        5,424,224        3,039,609

Net Cash Used In
Investing Activities      (3,704,624)      (3,431,929)      (2,248,030)      (2,723,738)      (1,127,349)


Balance Sheet Data:         1998             1999             2000             2001              2002
-------------------     ------------     ------------     ------------     ------------     ------------

Working Capital         $ 17,081,190     $ 26,593,105     $ 31,886,555     $ 39,464,538     $ 45,188,428

Total Assets              49,471,412       75,692,955       84,509,141       93,275,175       99,699,035

Long Term Debt            25,294,523       30,139,072       33,089,454       38,336,642       40,425,435

Total Liabilities         49,611,968       60,305,160       66,323,395       74,240,587       77,988,467

Shareholders' Equity
(Deficiency)                (140,556)      15,387,795       18,185,746       19,034,588       21,710,568


------------------------
(1)	The historical financial data included in the statement of
        operations data has been prepared on a basis which combines the Company (organized May 1, 1996), Eagle, JEH Eagle (which acquired JEH Co. on July 1, 1997), and MSI Eagle (which acquired MSI Co. on October 22, 1998) as four entities controlled by TDA, because the separate financial data of the Company would not be meaningful. Information with respect to the Company, Eagle and JEH Eagle is included for all periods presented (including the operations of MSI Eagle from June 1, 2000), and information for MSI Eagle is included from October 22, 1998 through May 31, 2000, the effective date of its merger with and into JEH Eagle.

(2)	As used herein, EBITDA reflects net income increased by the
        effects of interest expense, federal income tax provisions, depreciation and amortization expense. EBITDA is used by management, along with other measures of performance, to assess the Company's financial performance. EBITDA should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. In addition, the measure of EBITDA may not be comparable to similar measures reported by other companies. The following is a reconciliation of net income to EBITDA for each of the fiscal years presented above in the Selected Financial Information:

                             1998          1999           2000            2001          2002
                         ----------     ----------     ----------     ----------     ----------
Net Income               $  756,884     $2,703,352     $2,010,746     $  848,842     $1,385,164

Add: Interest Expense     1,861,485      2,500,655      3,069,472      3,201,013      2,293,445

Taxes                       364,000      1,369,000      1,080,000        487,000        625,000

Depreciation                958,926      1,212,046      1,387,761      1,410,544      1,420,944

Amortization                229,891        409,960        700,982        897,703        100,063
                         ----------     ----------     ----------     ----------     ----------
EBITDA                   $4,171,186     $8,195,013     $8,248,961     $6,845,102     $5,824,616
                         ==========     ==========     ==========     ==========     ==========



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

	This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments, and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. In evaluating these statements, some of the factors that you should consider include those described under "Risk Factors" and elsewhere in this document, and the following:

        * general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

        * inability to find suitable equity or debt financing when needed on terms commercially reasonable to us;

        * inability to locate suitable facilities or personnel to open or maintain distribution center locations;

        * inability to identify suitable acquisition candidates or, if identified, an inability to consummate any such acquisitions;

        * interruptions or cancellation of sources of supply of products to be distributed or significant increases in the costs of such products;

        * changes in the cost or pricing of, or consumer demand for, our or our industry's distributed products;

        * an inability to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable;

        *   a significant increase in competitive pressures; and

        * changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

        Many of these factors are beyond our control and you should read carefully the factors described in the "Risk Factors" under Item 1. "Business" of this document. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

	The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included elsewhere herein.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of financial condition and results of operation are based on the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America and which require the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure and reported amounts of contingent assets and liabilities at the dates of the financial statements. Significant estimates which are reflected in these Consolidated Financial
Statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

        The Company believes the following critical accounting policies are based upon its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

        The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. Conversely, if the financial condition of the Company's customers is stronger than that estimated by the Company, then the Company's estimates of allowances for doubtful accounts and notes receivable may prove to be too large and reductions in its allowances for doubtful accounts and notes receivable may be required. If additions are required to allowances for doubtful accounts and notes receivable, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

        The Company writes down its inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and the estimated market value based upon assumed market conditions. If actual market conditions are or become less favorable than those assumed by management, additional inventory write-downs may be required. If inventory write-downs are required, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

        The Company maintains accounts for goodwill and other intangible assets in its financial statements. In conformity with accounting principals generally accepted in the United States of America, since goodwill and intangible assets with indeterminate lives are not amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment, there is a possibility that, as a result of an annual test for impairment or as the result of the occurrence of certain circumstances or an impairment, the value of goodwill or other intangible assets with indeterminate lives may be written down or may be written off either in one write-down or in a number of write-downs, either at a fiscal year end or at any time during the fiscal year. The Company analyzes the value of goodwill using the estimated future cash flows of the related business, the total market capitalization of the Company, and other factors, and recognizes any adjustment to the asset's carrying value. Any such write-down or series of write-downs could be substantial and could have a material adverse effect on the Company's reported results of operations, and any such impairment could occur in connection with a material adverse event or development and have a material adverse impact on the Company's financial condition, results of operations and cash flows.

        The Company seeks revenue and income growth by expanding its existing customer base, by opening new distribution centers and by pursuing strategic acquisitions that meet the Company's various criteria. If the Company's evaluation of the prospects for opening a new distribution center or of acquiring an acquired company misjudges its estimated future revenues or profitability, such a misjudgment could impair the carrying value of the investment and result in operating losses for the Company, which could materially adversely affect the Company's profitability, financial condition and cash flows.

        The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. In such an event, the Company may incur charges to its income statement which would adversely affect its net income and may incur liabilities for taxes and related charges which may adversely affect its financial condition.

Results of Operations

Fiscal Year Ended June 30, 2002 Compared to the Fiscal Year Ended June
30, 2001

        Revenues of the Company during the fiscal year ended June 30, 2002 increased by approximately $41,034,000 (20.9%) compared to the 2001 fiscal year. This increase may be attributed primarily to revenues generated from new distribution centers opened in fiscal 2002 and during the last quarter of fiscal 2001 (approximately $52,684,000), offset by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $17,761,000).

        Cost of sales increased between the 2002 and 2001 fiscal years at a greater rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues increased to 75.7% in the fiscal year ended June 30, 2002 from 74.8% in the fiscal year ended June 30, 2001, and gross profit as a percentage of revenues decreased to 24.3% in the fiscal year ended
June 30, 2002 from 25.2% in the fiscal year ended June 30, 2001. This decline is attributable to competitive pricing pressures in certain market areas and a product mix in certain market areas which did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. In addition, in light of the economic uncertainties that arose as a result of the events of September 11, 2001, certain sales and collection incentives were instituted in October 2001 which negatively impacted gross profit margins. These incentives cost the Company approximately $1 million in gross profit, although they resulted in a then substantial reduction in the Company's accounts and notes receivable and strengthened the Company's then financial position.

        Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $8,278,000 (18.3%) between the 2002 and 2001 fiscal years. Approximately $8,025,000 of this increase may be attributed to the operating expenses of the new distribution centers and approximately $3,212,000 may be attributed to increased payroll and related expenses, offset by decreases in operating expenses of closed or consolidated distribution centers of approximately $3,461,000. Additionally, in light of the softening of economic conditions in certain of our market areas during fiscal 2002, particularly in the fourth quarter, the Company added approximately $1,297,000 to its reserve for doubtful accounts. Depreciation and amortization, and amortization of cost in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $787,000 (34.1%) between the 2002 and 2001 fiscal years. This decrease is primarily attributable to the early adoption, effective July 1, 2001, of SFAS No. 142, Goodwill and Other Intangible Asset, which provides that goodwill will no longer be subject to periodic amortization. See Notes to the Consolidated Financial Statements. Operating expenses (including depreciation and amortization) as a percentage of revenues were 22.5% in the fiscal year ended June 30, 2002 compared to 23% in the fiscal year ended June 30, 2001.

        Interest income decreased by approximately $142,000 (29%) between the 2002 and 2001 fiscal years. This decrease is due to lower rates of interest earned on short-term investments.

        Interest expense decreased by approximately $908,000 (28.4%) between the 2002 and 2001 fiscal years. This decrease is due to lower rates of interest charged on borrowings under credit facility loans.

        Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the fiscal year ended June 30, 2002 were approximately $1,385,000 and $5,825,000, respectively, compared to net income and EBITDA of approximately $849,000 and $6,845,000, respectively, for fiscal 2001. See Item 6, "Selected Financial Data,"
Note 2 for a reconciliation of net income to EBITDA.

        Earnings per share for the fiscal year ended June 30, 2002 were $.16 compared to $.10 for fiscal 2001. EBITDA per share for the fiscal year ended June 30, 2002 was $.68 compared to $.80 for fiscal 2001.

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

	Operating expenses of the Company (including non-cash charges for depreciation and amortization) increased by approximately $5,693,000 (14.4%) between the 2001 and 2000 fiscal years. Approximately
$3,539,000 of this increase may be attributed to the operating expenses of new distribution centers opened in fiscal 2001 and during the last quarter of fiscal 2000, approximately $363,000 consists of corporate operating expenses, approximately $2,042,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in reserve for doubtful accounts of $602,000, offset by decreases in expenses of closed distribution centers of approximately $1,043,000 and decreases in other expense areas. Depreciation and amortization, and amortization of cost in excess of net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $220,000 between the 2001 and 2000 fiscal years. Approximately $23,000 of this increase is additional depreciation, approximately $13,000 is additional amortization of deferred financing costs and approximately $184,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchases of the businesses and substantially all of the assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively. Operating expenses as a percentage of revenues were 23% in the 2001 fiscal year compared to 21.1% in the 2000 fiscal year.

	Interest expense increased by approximately $132,000 (4.3%) between the 2001 and 2000 fiscal years. This increase is due primarily to the interest expense incurred on increased borrowings under revolving credit loans.

	Net income and EBITDA (earnings before interest, taxes, depreciation and amortization) for the fiscal year ended June 30, 2001 were approximately $849,000 and $6,845,000, respectively, compared to net income and EBITDA of approximately $2,011,000 and $8,249,000, respectively, for fiscal 2000. See Item 6. "Selected Financial Data,"
Note 2 for a reconciliation of net income to EBITDA.

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

	Operating expenses of the Company (including non-cash charges for depreciation and amortization) increased by approximately $8,569,000 (27.7%) between the 2000 and 1999 fiscal years. Approximately $677,000 of this increase was as a result of the acquisition of MSI Co. by MSI Eagle, which operations were included in fiscal 2000 for the full year. Approximately $3,677,000 of this increase may be attributed to the operating expenses of new distribution centers opened in fiscal
2000 or during the last quarter of fiscal 1999, approximately
$1,181,000 consists of corporate operating expenses incurred subsequent to our Initial Public Offering, approximately $3,103,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in advertising costs of $330,000 and smaller increases in other expense areas, offset by a decrease in the reserve for doubtful accounts of approximately $616,000. Depreciation and amortization, and amortization of excess cost in excess of net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $467,000 between the 2000 and 1999 fiscal years. Approximately $176,000 of this increase is additional depreciation and approximately $284,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration in the amount of approximately $1,908,000 paid for the purchase of the business and substantially all of the assets of JEH Co. by JEH Eagle. Operating expenses as a percentage of revenues were 21.1% in the 2000 fiscal year compared to 19.4% in the 1999 fiscal year.

	Interest expense increased by approximately $569,000 (22.7%) between the 2000 and 1999 fiscal years. This increase was due primarily to the interest expense incurred on borrowings under revolving credit loans ($427,000) and the interest expense for a full fiscal year on the debt incurred to finance the acquisition of MSI Co. by MSI Eagle ($115,000).

	Net income and EBITDA (earnings before interest, federal income taxes, depreciation and amortization) for the fiscal year ended June 30, 2000 were approximately $2,011,000 and $8,249,000, respectively, compared to net income and EBITDA of approximately $2,703,000 and $8,195,000, respectively, for fiscal 1999. See Item 6. "Selected Financial Data," Note 2 for a reconciliation of net income to EBITDA.

	Earnings per share for the fiscal year ended June 30, 2000 were $.24 compared to $.43 for fiscal 1999. EBITDA per share for the fiscal year ended June 30, 2000 was $.97 compared to $1.30 for fiscal 1999.

Liquidity and Capital Resources

	The Company's working capital was approximately $45,188,428 at June 30, 2002 compared to approximately $39,465,000 at June 30, 2001. At June 30, 2002, the Company's current ratio was 2.24 to 1 compared to 2.13 to 1 at June 30, 2001.

	Cash used in operating activities for the fiscal year ended June 20, 2002 was approximately $2,237,000. Such amount consisted primarily of increased levels of accounts and notes receivable of $6,117,000, inventories of $2,855,000, other current assets of $215,000, deferred income taxes of $598,000 and a decreased level of due to related parties of $96,000, offset by net income of approximately $1,385,000, depreciation and amortization of $1,521,000, increased levels of allowance for doubtful accounts of $2,199,000, accounts payable of $1,025,000, accrued expenses and other current liabilities of $791,000, federal and state income taxes of $667,000 and loss on sale of equipment of $56,000.

	Cash used in investing activities for the fiscal year ended June 30, 2002 was approximately $1,127,000. Such amount consisted primarily of payment of additional consideration for the purchase of the business and substantially all of the net assets of JEH Co. by JEH
Eagle of $315,000, payment of additional consideration for the purchase of the business and substantially all of the net assets of MSI Co. by MSI Eagle of $226,000 and capital expenditures of $771,000, offset by proceeds from the sale of equipment of $185,000.

	Capital expenditures were approximately $771,000 for the fiscal year ended June 30, 2002. Management of the Company presently anticipates such expenditures in the next twelve months of not less than $120,000, of which approximately $30,000 will be financed and used primarily for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles to compete better in its market areas. Management's anticipation of increased business is based on sales to be generated by the opening of new distribution centers, the locations of some of which have not yet been decided.

	Cash provided by financing activities for the fiscal year ended June 30, 2002 was approximately $3,040,000. Such amount consisted primarily of principal borrowings on long-term debt of $270,235,000 and the proceeds, net of related expenses, from the Private Placement of $1,291,000, offset by principal reductions on long-term debt of $268,486,000.

	The Company believes that its available sources for liquidity will be adequate to sustain its normal operations during the twelve-month period beginning July 1, 2002, assuming the Company is able to amend its credit facility to provide for limited over advances and overlines, if required, as it has in the past (see below).

	As of June 30, 2002, our long-term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases are summarized as follows:

                                         Payments Due by Period
                                         ----------------------

                                                 Less Than             1-3                4-5               After
Contractural Obligations          Total            1 Year             Years              Years             5 Years
------------------------     ---------------    --------------    --------------     --------------    --------------

Long-term debt               $  43,199,895      $   2,774,460     $  40,298,000      $  127,435               -
Capital lease obligations          125,540            125,540            -                 -                  -
Operating lease obligations     19,537,000          5,730,000         8,101,000       3,960,000            1,746,000

Acquisitions

	In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the original principal amount of $864,852. As of June 30, 2002, the principal amount of the note was adjusted to $655,284 and is due on October 15, 2002 with interest at the rate of 8.75% per annum from July 1, 2002. The purchase price and the note were subject to further adjustments under certain conditions. Certain, substantial, contingent payments, as additional consideration to JEH Co. or its designee, were paid by JEH Eagle. Upon consummation of our Initial Public Offering, the Company issued 300,000 shares of its Common Stock to James E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 1999, 2000 and 2001, approximately $1,773,000, $1,947,000 and
$315,000, respectively, of such additional consideration was paid to JEH Co. or its designee. For the fiscal year ended June 30, 2002, no additional consideration is payable to JEH Co. or its designee, and, as of June 30, 2002, the Company has no future obligation for such additional consideration. All of such additional consideration increased goodwill and, through the fiscal year 2001, was amortized over the remaining life of the goodwill. During the fiscal year 2002, pursuant to SFAS 142, which the Company adopted as of July 1, 2001, the Company did not amortize goodwill. See "- Impact of Recently
Issued Accounting Pronouncements."

	In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, a former executive officer of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price is subject to further adjustment under certain conditions. Upon consummation of our Initial Public Offering, the Company issued 50,000 shares of its Common Stock to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of our Initial Public Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of our Initial Public Offering, the Company issued 200,000 shares of its Common Stock, and, as of July 1, 1999, the Company issued 60,000 shares of its Common Stock, to Mr. Howard in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 2000 and 2001, approximately $216,000 and $226,000, respectively, of such additional consideration was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2002, approximately $315,000 of additional consideration is payable to MSI Co. or its designee. All of such additional consideration increased goodwill and, through the fiscal year 2001, was amortized over the remaining life of the goodwill. During the fiscal year 2002, pursuant to SFAS 142, which the Company adopted as of July 1, 2001, the Company did not amortize goodwill. See "- Impact of Recently Issued Accounting Pronouncements."

Credit Facilities

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

        * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

        In February 2001, the credit facility was amended to change certain definitions, to amend the cash flow covenant, to provide for limited overadvances, and to increase the annual interest rate by twenty-five (25) basis points under certain conditions. The credit facility was amended in July 2001 to provide for a $5,000,000 overline for a period of ninety days ending on November 15, 2001.

	Management believes that the Company is in compliance with the financial covenants provided in its credit facility at June 30, 2002.

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

intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; and, effective January 1, 2002, goodwill will no longer be subject to amortization. The Company was permitted to early adopt effective July 1, 2001, and management elected to do so. Management believes that these Statements did not have a material impact on the Company's financial condition or results of operations, other than from the cessation of the amortization of goodwill. During the fiscal year ended June 30, 2001, goodwill amortization totaled approximately $806,000 ($.09 per share). During the fiscal year ended June 30, 2002, the Company amortized no goodwill on its financial statements.

	In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations."
SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2002. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

	The Company is required to adopt SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on July 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently evaluating the impact of SFAS
No. 144 on its results of operations and financial positions.

	In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4,
"Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers."
 This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed
conditions.   The provisions of this statement related to SFAS No. 13
and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002.
The Company will adopt the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on the Company's results of operations or financial position.

	In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its results of operations and financial position.

	Management believes that these Statements will not have a material impact on the Company's financial condition, results of operations or cash flows, other than from the cessation of the amortization of goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

	The estimated fair value of financial instruments have been determined by the Company using available market information and what it believes are appropriate valuations and methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented here are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	The following methods and assumptions were used to estimate the fair value of the financial instruments:

	Cash and Cash Equivalents, Accounts and Notes Receivable,
Accounts Payable and Accrued Expenses - The carrying amounts of these items are a reasonable estimate of their fair value.

	Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value, except for a note due in October 2002. Such note has a carrying value of $655,284 and an estimated fair market value of approximately $655,000 at June 30, 2002.

	The fair value estimates are based on pertinent information available to management as of June 30, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2002 and current estimates of fair value may differ significantly from the amounts presented. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

	The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. Based on the amount outstanding as of June 30, 2002, a 100 basis point change in interest rates would result in an approximate $409,000 change in the Company's annual interest expense. For fixed rate interest rate obligations, changes in market interest rates affect the fair market value of such debt but do not impact the Company's earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See the financial statements annexed to this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



                             PART III
                             --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	Our directors and executive officers are as follows:
<TABLE
Name                          Age   Position
----                          ---   --------

Douglas P. Fields(1)          60    Chairman of the Board and Chief Executive Officer
James E. Helzer(1)            62    President, Vice Chairman of the Board of Directors
Frederick M. Friedman(1)      62    Executive Vice President, Treasurer, Secretary and a Director
E.G. Helzer                   51    Senior Vice President-Operations
Steven R. Andrews, Esq.(2)    47    Director
Paul D. Finkelstein(2)(3)     60    Director
George Skakel III(2)(3)       52    Director
John E. Smircina, Esq.(1)(3)  71    Director

	Management believes that Messrs. Andrews, Finkelstein, Smircina and Skakel are independent directors.

----------------------------
(1)	Members of the Executive Committee of our Board of Directors.
(2)	Members of the Audit Committee of our Board of Directors. Mr.
        Finkelstein is Chairman of the Audit Committee.
(3)	Members of the Compensation Committee of our Board of Directors.

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

	James E. Helzer has been our President since December 1997 and Vice Chairman of our Board of Directors since March 1999. He was President of JEH Eagle from July 1997 through June 30, 2002 and President of Eagle from December 1997 through June 30, 2002. From 1982 until July 1997, Mr. James E. Helzer was the owner and Chief Executive Officer of JEH Co.

	E.G. Helzer has been Senior Vice President-Operations since December 1997. He was Senior Vice President-Operations of JEH Eagle from July 1997 through June 30, 2002, and has been President of JEH Eagle since June 30, 2002; he was Senior Vice President-Operations of Eagle from December 1997 through June 30, 2002, and has been President of Eagle since June 30, 2002. From 1994 until July 1997, Mr. E.G. Helzer was the Vice President-Operations and Colorado Manager of JEH Co. From 1982 until 1994, he was JEH Co.'s Manager-Production and Service. E.G. Helzer is the brother of James E. Helzer.

	Messrs. Fields, Friedman and James E. Helzer have been and are executive officers and directors of our operating subsidiaries. E.G. Helzer has been and is an executive officer of our operating subsidiaries.

	Steven R. Andrews, Esq. has been a Director since May 1996. For more than the past five years, Mr. Andrews has been engaged in the private practice of law. Mr. Andrews received a Juris Doctor degree and an L.L.M. degree in 1977 and 1978 from Stetson University and New York University, respectively. Since March 1999 he has also served as our vice president-legal. Mr. Andrews has entered into an agreement with us requiring him to review our and our officers' and directors' compliance with their obligations under federal and state securities laws. Mr. Andrews is required to report his findings to the Audit Committee of our Board of Directors.

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

	Messrs. Fields, Friedman and the Helzers hold the positions set forth opposite their names for the Company and our operating subsidiaries as indicated below:

Name                    The Company             Eagle                  JEH Eagle
----                    -----------             -----                  ---------

Douglas P. Fields       Chairman of the         Chairman of the        Chairman of the
                        Board and Chief         Board and Chief        Board and Chief
                        Executive Officer       Executive Officer      Executive Officer

James E. Helzer         President and Vice      Director               Director
                        Chairman of the
                        Board of Directors

Frederick M. Friedman   Executive Vice          Executive Vice         Executive Vice
                        President, Treasurer,   President, Treasurer,  President, Treasurer
                        Secretary and           Secretary and          Secretary and
                        Director                Director               Director

E.G. Helzer             Senior Vice             President              President
                        President-Operations

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

Section 16(a) Beneficial Ownership Reporting Compliance.

	Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities.

	Based on our review of copies of such reports filed with the Commission and information we received from our executive officers, directors and TDA, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and TDA were complied with during our fiscal year ended June 30, 2002. One person, Barry Segal, has reported in filings made with the Commission that he beneficially owned greater than 10% of our Common Stock during certain periods of time during our fiscal year ended June 30, 2002. Based solely upon our review of Mr. Segal's filings with the Commission, without inquiry or investigation, it appears that Mr. Segal complied with his Section 16(a) filing requirements during our fiscal year ended June 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

	The following table sets forth certain summary information with respect to the compensation paid by us (including our subsidiaries) for services rendered in all capacities during each of the last three fiscal years by those persons indicated (the Company's four most highly compensated executive officers and its Chief Executive
Officer). Neither the Company nor any of its subsidiaries have had any other executive officer whose total annual salary and bonus exceeded $100,000 for either of said fiscal years.


Summary Compensation Table(1)
-----------------------------
                                                                         Bonus
Name and Principal Position     Fiscal Year                               and              Other                All
                                Ended                                  Performance         Annual              Other
                                June 30,                Salary            Bonus        Compensation(3)    Compensation(4)
                                -----------            --------        -----------     ---------------    ---------------

Douglas P. Fields               2002                   $400,000        $      0        $  60,000          $150,000
 Chief Executive Officer        2001                   $260,000        $100,000        $  10,000          $      0
                                2000                   $260,000        $100,000        $       0          $      0

Frederick M. Friedman           2002                   $400,000        $      0        $  60,000          $150,000
  Executive Vice President      2001                   $260,000        $100,000        $  10,000          $      0
  and Treasurer                 2000                   $260,000        $100,000        $       0          $      0

James E. Helzer                 2002                   $450,000        $      0        $  60,000          $150,000
  President                     2001                   $300,000        $100,000        $       0          $      0
                                2000                   $300,000        $100,000        $       0          $      0

Gary L. Howard                  2002                   $260,000        $ 31,200        $       0          $      0
 formerly Senior Vice           2001                   $260,000        $ 31,200        $       0          $      0
 President - Operations(2)      2000                   $260,000               0        $       0          $      0

E.G. Helzer                     2002                   $175,000        $      0        $  55,000          $      0
  Senior Vice President         2001                   $175,000        $ 45,000        $       0          $      0
  - Operations                  2000                   $162,500        $      0        $       0          $      0

---------------------

(1)	Each of the above persons also received such benefits as are available to all of our employees. For the fiscal years ended June 30, 2000 and 2001, the value of perquisites or other personal benefits received was less than ten (10%) percent of the total annual salary and bonus reported for each of the identified persons. See "- Other Compensation."

(2)	Mr. Howard resigned his position as an executive officer in
        December 2001 but continues to be employed in a non-officer capacity by the Company.

(3)	Represents the approximate value of the personal benefits derived from such individual's automobile allowances and life insurance premiums paid by the Company on the named person's behalf. For E.G. Helzer, represents a housing allowance.

(4)	Represents retirement and deferred compensation account
        contributions made by the Company on the named person's behalf or amounts paid directly to the executive as a retirement contribution made in lieu of a formal retirement plan.

        Employment Agreements and Arrangements (including Bonuses and Incentive Compensation)

	On September 28, 2001, the Company's Board of Directors, upon the recommendation of the Company's Compensation Committee, authorized the implementation, effective July 1, 2001, of a new executive compensation plan (the "Plan") for the Company's three most senior executive officers, Douglas P. Fields, the Company's Chief Executive Officer, James E. Helzer, the Company's President, and Frederick M. Friedman, the Company's Executive Vice-President, Secretary, Treasurer and Chief Financial Officer, and the extension of their employment agreements to June 30, 2006. Definitive amendments to their respective employment agreements reflecting the new executive compensation plan were entered into on November 1, 2001.

	Under the Plan, James E. Helzer's annual base salary is $450,000 and each of Douglas P. Fields' and Frederick M. Friedman's annual base salary is $400,000, and each receives an annual retirement contribution of $150,000. Under the Plan, as incentive compensation, an annual basic bonus is payable to each of these three executive officers equal to thirty-five (35%) percent of each executive officer's salary including annual retirement contribution if the defined EBIT (earnings before interest expense, taxes, amortization of certain expenses, and intercompany fees, charges and expenses) of the Company's operating subsidiaries (excluding extraordinary items, as determined by the Company's Compensation Committee) reaches
$6,500,000.

	As additional incentive compensation, an annual performance bonus is payable to the three above executive officers equal in the aggregate to twenty-five (25%) percent of the defined EBIT of the Company's operating subsidiaries in excess of $6,500,000 (excluding extraordinary items, as determined by the Company's Compensation Committee) which would be divided equally among them and payable up to a maximum of $275,000 for each executive officer. Any amount earned in excess of this maximum annual cash performance bonus compensation will be credited to a non-qualified deferred compensation account and be payable at the respective executive's retirement, death or disability or upon sale of the Company.

	The maximum total cash compensation, including salary, retirement contribution, basic and performance bonus (but exclusive of stock options) paid in a fiscal year cannot exceed $875,000 for James E.
Helzer and $825,000 for each of Messrs. Fields and Friedman.
Furthermore, the total of all such compensation, including amounts credited to the above-mentioned deferred compensation accounts, shall not exceed $1,250,000 for each executive officer for any fiscal year. Executive officers' salaries are subject to annual inflation adjustment increases at the sole discretion of the Company's Board of Directors.

	Although, under the Plan, the term of each executive's employment agreement continues through June 30, 2006, each agreement terminates earlier upon sale of substantially all of the assets or the capital stock of the Company with severance to each of the three executive officers of six (6) months' base salary and retirement contributions and the continuation of certain benefits.

	Under the Plan, the Company's Board of Directors authorized for each of the three foregoing executive officers $10,000 per year automobile allowances and $50,000 annual life insurance premiums in addition to their continued participation in other employee benefits available to management and employees of the Company.

	There is no stock or stock option component of compensation payable pursuant to the Plan.

	The Plan falls within the recommendations for executive compensation made by an independent, non-affiliated compensation consultant hired by the Company to review such arrangements, and the defined EBIT is as set forth in such recommendations.

	In the Board of Directors' adoption of the Plan, Messrs. Fields, Friedman and James E. Helzer abstained from voting as to each of their respective compensation arrangements.

	JEH Eagle had also entered into an employment agreement with E.G. Helzer pursuant to which he served as Senior Vice President-Operations of JEH Eagle for a term of three years, which commenced in July 1997, at a rate of $125,000 per year, subject to annual review by JEH Eagle's Board of Directors. Additionally, in December 1997, E.G. Helzer accepted the positions of Senior Vice President-Operations of the Company and Eagle. As a result, E.G. Helzer's rate of compensation was increased by $25,000 to $150,000 per year, and, in 1999, his compensation was further increased by $25,000 to $175,000 per year. As of July 1, 2002, E.G. Helzer accepted the positions of President of Eagle and JEH Eagle. Since July 1, 2002, E.G. Helzer's salary has been at an annual rate of $250,000. In addition, E.G. Helzer receives a housing allowance of $5,000 per month in connection with his move to the Dallas/Fort Worth area. Additionally, E.G. Helzer is entitled to receive 6% of Eagle's earnings before taxes in excess of $600,000 per year. E.G. Helzer is employed as Senior Vice President-Operations of the Company and President of Eagle and JEH Eagle pursuant to oral agreements that can be terminated by either party without notice or penalty. The written employment agreement with E.G. Helzer expired on June 30, 2000. He performs his duties without a written agreement.

	Steven R. Andrews, Esq. serves as our vice president-legal, a compliance position, and he was compensated at the rate of $1,000 per month until October 2000. As this position was created as a result of our agreement with NASDAQ in connection with our listing on NASDAQ, we believe that he is not one of our employees, and he is compensated in his capacity as an independent director at the same rate as other non-employee Directors.

	We have granted to each of Messrs. James E. Helzer, E.G. Helzer and Steven R. Andrews, Esq. options exercisable to purchase 120,000, 60,000, and 100,000 shares of Common Stock, respectively. Such options have a term of ten years and are exercisable at $5.00 per share. Such options vest as to 20% (up to a maximum of 20,000 shares per year) of the underlying shares of Common Stock on each successive anniversary of the date of grant commencing one year from March 17, 1999, provided that those persons continue in our service on such dates.

Compensation of Directors

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

Stock Option Plan

	In December 1998, the Board of Directors and the stockholders adopted and approved, as the case may be, our 1998 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, directors and consultants, and (ii) options not intended to so qualify ("Non-Qualified Stock Options") to employees (including directors and officers who are employees of the Company), directors and consultants. The total number of shares of the Company's Common Stock for which options may be granted under the Stock Option Plan is 1,200,000 shares. Options to purchase 764,080 shares of our Common Stock have been granted to various of our personnel, including options to purchase an aggregate of 280,000 shares to Messrs. James E. Helzer, E.G. Helzer and Steven R. Andrews, Esq., of which 749,080 are outstanding at a $5.00 per share exercise price and of which 15,000 are outstanding at a $4.00 per share exercise price.

                                                                Weighted
                                                                Average
                                       Number     Exercise      Exercise
                                         of         Price         Price
                                       Shares     Per Share     Per Share
                                       -------    ---------     ---------

Outstanding, July 1, 1999              878,300    $5.00         $5.00
     Granted                                 -        -             -
     Exercised                               -        -             -
     Forfeited                         (35,760)    5.00          5.00
     Expired                                 -        -             -
                                       -------    -----         -----


Outstanding, June 30, 2000             842,540                   5.00
     Granted                            15,000     4.00          4.00
     Exercised                               -        -             -
     Forfeited                         (70,500)    5.00          5.00
     Expired                                 -        -             -
                                       -------    -----         -----
Outstanding, June 30, 2001             787,040                   4.98
      Granted                                -        -             -
      Exercised                              -        -             -
      Forfeited                        (22,960)    5.00          5.00
      Expired                                -        -             -
                                       -------                  -----
Outstanding, June 30, 2002             764,080                  $4.98
                                       =======                  =====


	At June 30, 2002, 469,720 options were exercisable at $5.00 per share and 3,000 options were exercisable at $4.00 per share.

Messrs. Finkelstein and Skakel have each been granted options to purchase 10,000 shares of Common Stock pursuant to our Stock Option Plan. Such options have a term of ten years, are exercisable at $5.00 per share and have vested.

	The Stock Option Plan is administered by the Board of Directors and can be administered by a committee appointed by the Board of Directors, either of which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

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

Options Granted Pursuant to the Stock Option Plan to Our Executive Officers and Directors

	The table below shows, as to each of our executive officers and directors named below and as to all of our executive officers and directors as a group, the aggregate amounts of shares of Common Stock subject to options granted. All such options have a per share exercise price of $5.00. No options have been exercised to date.


Names of Executive                    Shares Subject        Number of
Officers and Directors                To Options(2)         Vested Options(2)
----------------------                --------------        -----------------

James E. Helzer(1)                       120,000                 60,000

E.G. Helzer(1)                            60,000                 36,000

Steven R. Andrews, Esq.(1)               100,000                 60,000

Paul D. Finkelstein                       10,000                 10,000

George Skakel III                         10,000                 10,000
                                      ----------             ----------
Total (All Executive Officers and
Directors as a group)                    300,000                176,000
                                      ==========             ==========

--------------------------

(1)	All of the options granted to Messrs. James E. Helzer, E.G.
        Helzer and Steven R. Andrews, Esq. vest at a rate of 20% per year from March 17, 1999, limited, however, such that the total amount of all options granted to each of them and vesting in any single year does not exceed $100,000 at the exercise price.

(2)	Does not include options previously granted to a former executive officer that vests at the same rate and subject to the same limitations as to those options set forth in footnote (1).

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

	Contributions in the amounts of approximately $102,000 and $126,000 were made to the 401(k) Plan for the fiscal years ended June 30, 2001 and 2002, respectively. Amounts to be contributed in the future are discretionary. Accordingly, it is not possible to estimate the amount of benefits that will be payable to participants in the 401(k) Plan upon their retirement.

Board and Committee Meetings

	During its fiscal year ended June 30, 2002, our Board of Directors held five (5) meetings.

	The Committees of our Board if Directors met on the number of occasions set forth below:

        Audit             --      2 occasions.

        Compensation      --      1 occasion.

        Executive         --      No occasion.

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

	Each executive officer's compensation package is reviewed periodically and is comprised of five components: base salary, basic bonus, performance bonus, retirement contribution, incentive compensation and stock option grants. In addition, our executive officers are eligible to participate in all benefit programs generally available to other employees as well as certain additional life insurance and other benefits.

Mr. Fields' compensation for the fiscal year ended June 30, 2002 included his current base salary compensation of $400,000 and a retirement contribution of $150,000. During the fiscal year ended June 30, 2002, Mr. Fields also received an automobile allowance of approximately $10,000 and $50,000 for payments toward insurance premiums for life insurance policies for which Mr. Fields has designated the beneficiaries. No short-term or long-term incentive compensation, or stock options were awarded to Mr. Fields during the fiscal year ended June 30, 2002. Mr. Fields' duties and responsibilities include, among others, managing the long term financial and economic resources of our Company, the continuity of strong management, our strategic position both financially and within our industry and striving to manage these duties and responsibilities in light of the fact that we operate in a seasonal and cyclical business with cyclical markets which frequently are subject to and dependent upon unpredictable weather, difficult competitive environments and other challenging conditions. The levels of our annual revenues, net income and EBIT (earnings before interest expense and federal income taxes) are among the factors considered and to be considered in the future by our Compensation Committee and Board of Directors in determining compensation for Mr. Fields (or other executive officers). Other relevant factors include competitive market conditions in each of our market areas, economic conditions and weather related factors affecting business in each of our market areas, availability of product and product lines in each of our market areas, availability of personnel at acceptable wage levels in each of our market areas, levels of compensation of other executive officers in the building products industry, success in managing the opening and closing of new and old distribution centers to maximize and balance our short term and long term business objectives and financial returns, experience, management of banking relationships and financial resources especially in light of both general and building industry related conditions in the financial markets, ability both to take advantage of market and financial opportunities that may arise and to avoid potential problem areas that may appear attractive but, in fact, are not (such as the "e-commerce" bubble), ability to foster and maintain a corporate culture that maintains a high degree of employee morale and relatively low level of employee turnover in light of local market conditions, ability to maintain close contacts within the industry to take advantage of potential acquisitions or consolidation situations that may become available to the Company on terms that may be attractive to us, effectiveness in managing the purchasing function to achieve favorable prices and terms from our most important vendors and to maximize our gross profit margins in light of industry conditions, implementation of long term business, financial and acquisition strategies, as well as other factors. Mr. Fields met the basic objectives of the Company, satisfactorily fulfilled his duties and responsibilities in light of relevant competitive market, financial, and economic conditions affecting the Company, as determined by our Compensation Committee, and has received his base level of compensation and retirement contribution, Mr. Fields has entered into an employment agreement with the Company which expires on June 30, 2006 and which sets forth levels of annual base compensation, annual retirement contribution, formulas for determining annual basic bonus and performance bonus, and payments toward life insurance premiums and a car allowance as well as the right to participate in and receive other benefits received by Company employees.

The Compensation Committee reviews compensation and incentive plans for the most senior executive officers and makes recommendations to our Board of Directors. In performing its reviews, the Compensation Committee has in the past and may in the future engage the services of an independent, outside consultant to render an opinion on proposed compensation for our most senior executive officers.

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

	The Company's Self-Determined Peer Group which is used in the accompanying Performance Table and Performance Graph is comprised of a sampling of publicly traded companies of which the Company is aware that participate in the building, construction and industrial materials and supplies distribution industry and companies which manufacture certain construction and construction industry related materials. The Company is unaware of any publicly traded companies whose primary business is the wholesale distribution of residential roofing, drywall, masonry products and supplies and related products. Many of the companies that participate in the wholesale distribution of residential roofing, drywall, masonry supplies and related products industry are not publicly owned. The names, stock market symbols and exchanges or marketplaces on which the companies in the Self-Determined Peer Group are traded are listed below. The index level for all three series that are shown in the Performance Graph below was set to $100 on March 12, 1999, the day that the Company consummated its Offering. The indexes are re-weighted daily using the market capitalizations on the previous trading day.

                    Self-Determined Peer Group
                    --------------------------

	Statistical Information and Graph Prepared by the Center for Research in Security Prices on August 2, 2002 including data through June 28, 2002.

                                                           Exchange/
Company Name                           Trading Symbol      Market Place
------------                           --------------      ------------

American Standard Companies, Inc.          ASD                NYSE(3)
Berger Holdings Inc.                       BGRH            NASDAQ-SCM(4)
Black & Decker Corporation                 BDK                NYSE(3)
Building Materials Holding Corp.           BMHC            NASDAQ-NMS(5)
C R H PLC(1)                              CRHCY            NASDAQ-NMS(5)
Elcor Corp.                                ELK                NYSE(3)
Fastenal Company                           FAST            NASDAQ-NMS(5)
Fortune Brands, Inc.                        FO                NYSE(3)
Genuine Parts Company                      GPC                NYSE(3)
Hughes Supply Inc.                         HUG                NYSE(3)
Huttig Building Products, Inc.             HBP                NYSE(3)
Leggett & Platt, Incorporated              LEG                NYSE(3)
Masco Corporation                          MAS                NYSE(3)
MSC Industrial Direct Co., Inc.(2)         MSM                NYSE(3)
Owens Corning                              OWC                NYSE(3)
Royal Group Technologies Limited           RYG                NYSE(3)
Sherwin-Williams Company                   SHW                NYSE(3)
Stanley Works                              SWK                NYSE(3)
Tech Data Corporation                     TECD             NASDAQ-NMS(5)
United Stationers Inc.                    USTR             NASDAQ-NMS(5)
USG Corp.                                  USG                NYSE(3)
W.W. Granger, Inc.                         GWW                NYSE(3)
Watsco Inc.(2)                             WSO                NYSE(3)
Wesco International Inc.                   WCC                NYSE(3)
Wickes Inc.                               WIKS             NASDAQ-NMS(5)

-------------------------

(1)	American Depository Receipt
(2)	Class A equity
(3)	New York Stock Exchange
(4)	NASDAQ SmallCap Market
(5)	NASDAQ National Market System

             Comparison of Five - Year Cumulative Total Returns
                           Performance Graph for
                          EAGLE SUPPLY GROUP, INC.

              Produced on 08/02/2002 including date to 06/28/2002





                       [GRAPH - DETAILS REFLECTED BELOW]



                                    Legend

Symbol    CRSP Total Returns Index for:        03/1999    06/1999    06/2000    06/2001    06/2002
------    -----------------------------        -------    -------    -------    -------    -------
_____ []  EAGLE SUPPLY GROUP, INC.              100.0       91.3        80.0       26.0       54.1
-- -- *   Nasdaq Stock Market (US Companies)    100.0      113.1       167.3       90.7       61.8
- - - X   Self-Determined Peer Groups           100.0      120.7        80.9      104.9      125.0

Notes:
   A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
   B. The indexes are reweighted daily using the market capitalization on the previous trading day.
   C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
   D.   The index level for all series was set to $100.0 on 03/12/1999.
   E. Based on client's request, the closing price on 03/12/1999 was substituted with the IPO price.




Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Gradute School of Business, 11505/80204060 The University of Chicago. Used with permission. All rights reserved.
                                                          [C]Copyright 2002

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

	The following table sets forth, as of August 31, 2002, except as noted in the next sentence, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to
(i) each person known to own 5% or more of our outstanding shares of Common Stock, (ii) each of our executive officers and directors, and
(iii) all of our officers and directors as a group. The information set forth below as to Bradco Supply Corporation and Barry Segal is based solely upon filings made by such entity and person with the SEC.

                                       Amount             Approximate
                                       and Nature         Percentage
                                       of Beneficial      of Common
Identity(1)                            Ownership          Stock Owned
----------                             -------------      -----------
TDA Industries, Inc.                   5,100,000(2)           56.3%
Douglas P. Fields                      5,100,000(2)           56.3%
Frederick M. Friedman                  5,100,000(2)           56.3%
James E. Helzer                          360,000(3)            4.0%(5)
E.G. Helzer                               36,000(3)               *(5)
Steven R. Andrews, Esq.                  140,000(3)            1.5%(5)
Paul D. Finkelstein                       10,000(3)               *(5)
John E. Smircina, Esq.                 5,100,000(2)           56.3%
George Skakel III                         10,000(3)               *(5)
All Executive Officers and Directors
as a group (8 persons)                 5,656,000(2)(3)        61.3%(5)
Barry Segal(4)                           862,510               9.5%

-----------------------------
*	Denotes less than 1%.

(1)	The addresses for the foregoing entities and persons are:

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

(3)	Does not include options granted under our Stock Option Plan which have not vested but includes such options which have vested. See Item 10. "Directors and Executive Officers of
        Registrant."

(4)	According to filings made with the SEC, Mr. Segal directly owns
        805,510 shares of our Common Stock with an additional 57,000 shares owned by Bradco Supply Corporation, a corporation of which Mr. Segal is the majority shareholder and Chief Executive
        Officer.

(5)	The Company has 9,055,455 shares of Common Stock issued and
        outstanding as of September 20, 2002. The percentage of ownership reflected for each individual who has vested stock options and for all officers and directors as a group includes any shares of Common Stock actually owned by such individuals plus such vested options in calculating both the number of shares owned and the number of shares issued and outstanding, as is required by the rules and regulations promulgated by the SEC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEH Eagle

	In 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., which is wholly-owned by James E. Helzer, now our President. Certain potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee are to be paid by JEH Eagle. For the fiscal year ended June 30, 2002, no additional consideration is to be paid to JEH Co. or its designee, and, as of June 30, 2002, the Company has no future obligation for such additional consideration. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

	James E. Helzer rents to JEH Eagle the premises for several of JEH Eagle's distribution centers and JEH Eagle's executive offices. Base rental payments to Mr. Helzer for the several distribution facilities he leases to JEH Eagle aggregated approximately $747,000 during the fiscal year ended June 30, 2002. See Item 2. "Properties."

	During its fiscal year ended June 30, 2002, JEH Eagle made sales aggregating approximately $286,000 to entities owned by James E.
Helzer. Payment for $209,568 of such sales was made by reducing the principal amount of the note payable by the Company to Mr. Helzer. As of June 30, 2002, the balance of such sales was paid in full.

	During its fiscal year ended June 30, 2002, JEH Eagle made sales aggregating approximately $848,000 to entities owned by Jay James
Helzer, the son of James E. Helzer, and other family members. As of

June 30, 2002, approximately $258,000 of such sales were owed to JEH
Eagle.

	Gary L. Howard, formerly an executive officer of the Company, rents to JEH Eagle certain office, showroom, warehouse and outdoor storage space for one of JEH Eagle's distribution centers. Base rental payments to Mr. Howard for the distribution facility he leases to JEH Eagle aggregated approximately $112,000 during the fiscal year ended June 30, 2002. See Item 2. "Properties."

	JEH Eagle rents a distribution center from a limited liability company fifty (50%) percent owned by James E. Helzer and his spouse and fifty (50%) percent owned by a subsidiary of TDA. Base rental payments to this limited liability company for the distribution facility it leases to JEH Eagle aggregated approximately $46,000 during the fiscal year ended June 30, 2002. See Item 2. "Properties." The limited liability company acquired these premises from JEH Eagle as of July 1, 1999, which had itself acquired the premises from one of its customers.

MSI Eagle

	In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., which is wholly-owned by Mr. Howard, a former executive officer of the Company. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. For the fiscal year ended June 30, 2002, approximately $315,000 of additional consideration is to be paid to MSI Co. or its designee. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions."

	In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a six (6%) percent two-year note. The note was payable in full in October 2000, and TDA had agreed to defer the interest payable on the note until its maturity. In October 2000, interest on the note was paid in full, and TDA and JEH Eagle (as successor by merger to MSI Eagle) agreed to refinance the $1,000,000 principal amount of the note pursuant to a new eight and three-fourths (8.75%) percent per annum demand promissory note.

TDA-Eagle

	TDA is a holding company which operated several business enterprises that included Eagle, JEH Eagle and MSI Eagle until our acquisition of them in March 1999.

	A wholly-owned subsidiary of TDA rents to Eagle the premises for several of Eagle's distribution centers. Base rental payments to the TDA subsidiary for the several distribution centers it leases to Eagle aggregated approximately $790,000 for the fiscal year ended June 30, 2002. See Item 2. "Properties."

	Pursuant to a strategic services agreement which expired June 30, 2002, TDA provided JEH Eagle with certain services including: (i) managerial, (ii) strategic planning, (iii) banking negotiation, (iv) investor relations, and (v) advisory services relating to acquisitions for a five-year term which commenced in July 1997. A $3,000 monthly fee commenced in March 1999 and terminated June 30, 2002.

	Through June 30, 2002, TDA provided office space for use as our New York corporate executive offices pursuant to a $3,000 per month, month-to-month administrative services agreement that has been terminated. Commencing July 1, 2002, the Company began to pay to TDA seventy-five (75%) percent of the occupancy cost (approximately $4,500 per month) for our executive offices and seventy-five (75%) percent of the remuneration and benefits of our New York administrative assistant (approximately $4,500 per month), and TDA began to pay twenty-five (25%) percent of such occupancy cost (approximately $1,500 per month), and twenty-five (25%) percent of the remuneration and benefits of our New York administrative assistant (approximately $1,500 per month) in order to defray any expenses that may be deemed to be attributable to TDA. The current lease for the Company's New York corporate executive offices expires in October 2002 with TDA as the named lessee. A new lease is anticipated to be entered into by and between the Company and the landlord for these premises at a base annual rental of approximately $6,900 per month with customary additional rental charges (proportionate share of real estate taxes, electricity, etc.), of which TDA will continue to pay twenty-five (25%) percent.

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

	See "- JEH Eagle" and "- MSI Eagle."

        The foregoing transactions that we have engaged in with James E. Helzer have benefited or may be deemed to have benefited Mr. Helzer, directly or indirectly. James E. Helzer is our President.

	The foregoing transactions that we have engaged in with Mr. Howard have benefited or may be deemed to have benefited Mr. Howard. Mr. Howard was one of our executive officers.

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

General

	As a result of our Initial Public Offering, 300,000 and 200,000 shares of our Common Stock were issued to Messrs. Helzers and Howard, respectively, as additional consideration in connection with JEH
Eagle's acquisition of JEH Co. and MSI Eagle's acquisition of MSI Co.

	For details concerning the employment agreements and arrangements with Messrs. Fields, Friedman and Helzers, see Item 10. "Directors and Executive Officers of Registrant," and Item 11. "Executive
Compensation."

                              PART IV
                              -------
ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)	Exhibits

10.46   Amended, Consolidated, and Restated Employment
        Agreement, dated as of November 1, 2001, between Registrant, JEH/Eagle Supply, Inc., and James E. Helzer(1)

10.47   Amended, Consolidated, and Restated Employment
        Agreement, dated as of November 1, 2001, between Registrant, JEH/Eagle Supply, Inc., Eagle Supply, Inc., and Douglas P. Fields(1)

10.48   Amended, Consolidated, and Restated Employment
        Agreement, dated as of November 1, 2001, between Registrant, JEH/Eagle Supply, Inc., Eagle Supply, Inc., and Frederick M. Friedman(1)

10.49   Letter Agreement with vFinance Investments, Inc.
        regarding compensation for services in connection with the May 2002 private placement transaction (Filed as Exhibit 1.1 to the filing incorporated by reference as noted below)(2)

10.50 Form of Warrants to purchase common stock issued by the Registrant to investors in the May 2002 private placement transaction (Filed as Exhibit 4.1 to the filing incorporated by reference as noted below)(2)

10.51 Form of Warrant to purchase common stock issued by the Registrant to vFinance Investments, Inc. as compensation for services in the May 2002 private placement transaction (Filed as Exhibit 4.2 to the filing incorporated by reference as noted below)(2)

10.52   Securities Purchase Agreement, dated as of May 15,
        2002, by and between the Registrant and each of the investors in the May 2002 private placement transaction (Filed as Exhibit 4.3 to the filing incorporated by reference as noted below)(2)

10.53   Registration Rights Agreement, dated as of May 15,
        2002, by and between the Registrant and each of the investors in the May 2002 private placement transaction (Filed as Exhibit 4.4 to the filing incorporated by reference as noted below)(2)

------------------------

(1)	Incorporated by reference. Filed with Registrant's Report on Form
        10-Q for the quarter ended September 30, 2001.

(2)	Incorporated by reference. Filed with Registrant's Report on Form
        8-K filed on May 22, 2002.

	(b)	Reports on Form 8-K. During the last quarter of the fiscal
period covered by this Report, the Registrant filed (1) on May 22, 2002 a Report on a Form 8-K reporting on an Item 5 event of said form, specifically the private placement transaction more fully discussed in
Item 5(c) "Market For Registrant's Common Equity and Related
Stockholder Matters - Recent Sales of Unregistered Securities" of this Report and (2) on June 20 and June 24, 2002, Forms 8-K and 8-K/A reporting on an Item 9 event of said form, specifically providing further disclosure of Registrant's business, pursuant to Regulation F-
D.

(c)	All schedules are omitted, as the required information is
either inapplicable or presented in the financial statements or related notes.

                            SIGNATURES
                            ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 27th day of September 2002.

                              EAGLE SUPPLY GROUP, INC.


                              By:        /s/Douglas P. Fields
                                 -------------------------------------
                                 Douglas P. Fields,
                                 Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature				Title					Date
---------                               -----                                   ----

/s/Douglas P. Fields			Chairman of the Board of 		September 27, 2002
----------------------------------      Directors and Chief
Douglas P. Fields                       Executive Officer
					(Principal Executive Officer)


/s/Frederick M. Friedman		Executive Vice President,		September 27, 2002
----------------------------------      Treasurer, Secretary and
Frederick M. Friedman                   Director (Principal Financial
					and Accounting Officer)


/s/James E. Helzer			Vice Chairman of the Board		September 27, 2002
----------------------------------      of Directors
James E. Helzer


                                        Director                                            , 2002
----------------------------------
Paul D. Finkelstein


/s/George Skakel III			Director				September 27, 2002
----------------------------------
George Skakel III


                                        Director                                            , 2002
----------------------------------
John E. Smircina


                                        Director                                            , 2002
----------------------------------
Steven R. Andrews


                         CERTIFICATIONS
                         --------------

	I, Douglas P. Fields, certify that:

	1.	I have reviewed this annual report on Form 10-K of Eagle
Supply Group, Inc.;

	2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

	3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 27, 2002


                                              /s/Douglas P. Fields
                                          ----------------------------------
                                          Douglas P. Fields
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

                         CERTIFICATIONS
                         --------------

	I, Frederick M. Friedman, certify that:

	1.	I have reviewed this annual report on Form 10-K of Eagle
Supply Group, Inc.;

	2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

	3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 27, 2002



                                           /s/Frederick M. Friedman
                                      ------------------------------------
                                      Frederick M. Friedman
                                      Executive Vice President, Treasurer,
                                      Secretary and Director
                                      (Principal Financial Officer)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Eagle Supply Group, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Supply Group, Inc. (the "Company") and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Supply Group, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the three years ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, effective July 1, 2001, in connection with the adoption of SFAS No. 142, Goodwill and Intangible Other Assets, the Company ceased amortization of goodwill.


/s/Deloitte & Touche LLP


Deloitte & Touche LLP

Fort Worth, Texas
September 20, 2002

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
-----------------------------------------------------------------------------


ASSETS                                                    2002            2001
CURRENT ASSETS:
  Cash and cash equivalents                           $  5,355,070    $  5,679,891
  Accounts and notes receivable - trade
    (net of allowance for doubtful accounts
    of $4,551,675 and $2,352,491, respectively)         39,632,004      35,714,565
  Inventories                                           33,635,992      30,781,359
  Deferred tax asset                                     1,910,000       1,028,649
  Federal and state income taxes receivable                   -            444,516
  Other current assets                                   1,072,394         856,951
                                                      ------------    ------------
           Total current assets                         81,605,460      74,505,931

PROPERTY AND EQUIPMENT, Net                              3,623,897       4,514,225

COST IN EXCESS OF NET ASSETS ACQUIRED
  (net of accumulated amortization of $1,936,216)       14,412,014      14,097,292

DEFERRED FINANCING COSTS                                    57,664         157,727
                                                      ------------    ------------
                                                      $ 99,699,035    $ 93,275,175
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                   $  2,900,000    $  3,240,000
  Accounts payable                                      27,695,079      26,670,560
  Due to related parties                                   314,722         636,884
  Accrued expenses and other current liabilities         5,284,787       4,493,949
  Federal and state income taxes payable                   222,444            -
                                                      ------------    ------------
           Total current liabilities                    36,417,032      35,041,393

LONG-TERM DEBT                                          40,425,435      38,336,642

DEFERRED TAX LIABILITY                                   1,146,000         862,552
                                                      ------------    ------------
           Total liabilities                            77,988,467      74,240,587
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per share
    2,500,000 shares authorized - none issued
    and outstanding                                           -               -
  Common shares, $.0001 par value per share
    25,000,000 shares authorized - issued and
    outstanding - 2002 - 9,055,455;
    2001 - 8,510,000                                           905             851
  Additional paid-in capital                            18,248,903      16,958,141
  Retained earnings                                      3,460,760       2,075,596
                                                      ------------    ------------
           Total shareholders' equity                   21,710,568      19,034,588
                                                      ------------    ------------
                                                      $ 99,699,035    $ 93,275,175
                                                      ============    ============

See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
-----------------------------------------------------------------------------

                                                 2002               2001              2000
REVENUES                                    $ 237,275,209      $ 196,240,714      $ 187,714,736

COST OF SALES                                 179,711,306        146,875,799        142,421,814
                                            -------------      -------------      -------------
                                               57,563,903         49,364,915         45,292,922
                                            -------------      -------------      -------------

OPERATING EXPENSES (including provisions
  for doubtful accounts of $2,761,007,
  $1,464,418 and $732,890, respectively)       51,982,153         42,917,028         37,443,191

DEPRECIATION                                    1,420,944          1,410,544          1,387,761

AMORTIZATION OF COST IN EXCESS OF
  NET ASSETS ACQUIRED                                -               805,694            621,565

AMORTIZATION OF DEFERRED
  FINANCING COSTS                                 100,063             92,009             79,417
                                            -------------      -------------      -------------
                                               53,503,160         45,225,275         39,531,934
                                            -------------      -------------      -------------

INCOME FROM OPERATIONS                          4,060,743          4,139,640          5,760,988
                                            -------------      -------------      -------------

OTHER INCOME (EXPENSE):
  Investment and other income                     347,866            490,215            489,230
  Interest expense                             (2,293,445)        (3,201,013)        (3,069,472)
                                            -------------      -------------      -------------
                                               (1,945,579)        (2,710,798)        (2,580,242)
                                            -------------      -------------      -------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                  2,115,164          1,428,842          3,180,746

PROVISION FOR INCOME TAXES                        730,000            580,000          1,170,000
                                            -------------      -------------      -------------
NET INCOME                                  $   1,385,164      $     848,842      $   2,010,746
                                            ==============     =============      =============
BASIC AND DILUTED NET INCOME
  PER SHARE                                 $          .16     $         .10      $         .24
                                            ==============     =============      =============
COMMON SHARES USED IN BASIC AND
  DILUTED NET INCOME PER SHARE                   8,578,742         8,510,000          8,510,000
                                            ==============     =============      =============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
-----------------------------------------------------------------------------


                                                                            Additional                   Due from TDA
                                     Preferred Shares     Common Shares       Paid-In     Retained      and Affiliated
                                     Shares    Amount   Shares     Amount     Capital     Earnings        Companies        Total
BALANCE, JULY 1, 1999                  -       $  -     8,450,000  $ 845    $16,658,147   $ (783,992)   $  (487,205)   $ 15,387,795

Net income                             -          -          -       -             -       2,010,746           -          2,010,746

Common Shares issued in connection
  with the acquisition of MSI Co.      -          -        60,000      6       299,994          -              -            300,000

Net change in Due from TDA
  Industries, Inc. and affiliated
  companies                            -          -          -       -            -             -           487,205         487,205
                                     ------    ------   ---------  -----   -----------    ----------    -----------    ------------

BALANCE, JUNE 30, 2000                 -          -     8,510,000    851    16,958,141     1,226,754           -         18,185,746

Net income                             -          -          -       -            -          848,842           -            848,842
                                     ------    ------   ---------  -----   -----------    ----------    -----------    ------------

BALANCE, JUNE 30, 2001                 -          -     8,510,000    851    16,958,141     2,075,596           -         19,034,588

Net income                             -          -          -       -            -        1,385,164           -          1,385,164

Proceeds from private placement
  of Common Shares and Warrants
  - net (Note 8)                       -          -       545,455     54     1,290,762          -              -          1,290,816
                                     ------    ------   ---------  -----   -----------    ----------    -----------    ------------
BALANCE, JUNE 30, 2002                 -       $  -     9,055,455  $ 905   $18,248,903    $3,460,760    $      -       $ 21,710,568
                                     ======    ======   =========  =====   ===========    ==========    ===========    ============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
-----------------------------------------------------------------------------


                                                            2002               2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   1,385,164       $    848,842       $   2,010,746

  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                       1,521,007          2,308,247           2,088,743
      Deferred income taxes                                (597,903)           (28,883)            419,748
      Increase (decrease) in allowance for doubtful
        accounts                                          2,199,184            856,491            (104,000)
      Loss (gain) on sale of equipment                       55,888            (15,413)             26,966
      Changes in operating assets and liabilities:
        Increase in accounts and notes receivable        (6,116,623)        (7,126,188)         (2,168,442)
        Increase in inventories                          (2,854,633)        (4,459,678)         (7,349,133)
        (Increase) decrease in other current assets        (215,443)           265,480             (29,604)
        Increase in accounts payable                      1,024,519          4,165,667           2,366,747
        Increase (decrease) in accrued expenses and
          other current liabilities                         790,838            959,839            (197,122)
        (Decrease) increase in due to related parties       (96,039)            51,891              99,554
        Decrease in income taxes due to TDA
          Industries, Inc.                                     -            (1,143,537)               -
        Increase  (decrease) in federal and state
          income taxes                                      666,960           (869,231)           (183,445)
                                                       ------------       ------------        ------------
        Net cash used in operating activities            (2,237,081)        (4,186,473)         (3,019,242)
                                                       ------------       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (771,430)          (592,045)           (967,462)
  Proceeds from sale of fixed assets                        184,926            225,411             627,274
  Payment of contingent consideration for the
    purchase of JEH Co.                                    (314,864)        (2,141,454)         (1,907,842)
  Payment of contingent consideration for the
    purchase of MSI Co.                                    (225,981)          (215,650)               -
                                                       ------------       ------------        ------------
        Net cash used in investing activities            (1,127,349)        (2,723,738)         (2,248,030)
                                                       ------------       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement, net of related
    expenses                                              1,290,816               -                   -
  Principal borrowings on long-term debt                270,234,853        217,424,596         199,350,576
  Principal reductions on long-term debt               (268,486,060)      (211,937,408)       (195,924,037)
  Increase in deferred financing costs                         -               (62,964)               -
  Decrease in amounts due from TDA Industries, Inc.
    and affiliated companies                                   -                  -                487,205
                                                       ------------       ------------        ------------
        Net cash provided by financing activities         3,039,609          5,424,224           3,913,744
                                                       ------------       ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (324,821)        (1,485,987)         (1,353,528)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              5,679,891          7,165,878           8,519,406
                                                       ------------       ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $  5,355,070       $  5,679,891        $  7,165,878
                                                       ============       ============        ============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
-----------------------------------------------------------------------------


                                                            2002               2001               2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                             $  2,293,445       $  3,201,013        $  3,069,472
                                                       ============       ============        ============

    Cash paid for income taxes                         $    660,943       $  1,478,114        $    933,697
                                                       ============       ============        ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    60,000 Common Shares issued in connection
      with the acquisition of MSI Co.                  $       -          $       -           $    300,000
                                                       ============       ============        ============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

1.	SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Business Description - Eagle Supply Group, Inc. (the "Company") is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

Initial Public Offering - On March 17, 1999, the Company completed the sale of 2,500,000 of its common shares at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with its initial public offering (the
"Offering"). The net proceeds to the Company aggregated approximately $10,206,000.

Acquisitions and Basis of Presentation - Upon consummation of the Offering, the Company acquired all of the issued and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company. Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle. As of July 1, 2000, the Texas operations of JEH Eagle were transferred to a newly formed limited partnership owned directly and indirectly by JEH Eagle. Accordingly, the Company's business operations are presently conducted through two wholly-owned subsidiaries and a limited partnership. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO"), last-in, first-out ("LIFO"), or average cost methods. If LIFO inventories (approximately $7,817,000, $7,665,000 and $6,489,000 at June 30, 2002, 2001 and 2000, respectively) had been valued at the lower of FIFO cost or market, inventories would be higher by approximately $729,000, $719,000 and $720,000 for fiscal 2002, 2001 and 2000, respectively, and income before provision for income taxes would have increased by approximately $10,000 and $190,000 in fiscal 2002 and 2000, respectively, and decreased by approximately $1,000 in fiscal 2001

Depreciation and Amortization - Depreciation and amortization of property and equipment are provided principally by straight-line methods at various rates calculated to extinguish the carrying values of the respective assets over their estimated useful lives.

Cost in Excess of Net Assets Acquired - Prior to fiscal year ending June 30, 2002, cost in excess of net assets acquired ("goodwill") had been amortized on a straight-line method over 15 to 40 years.

Effective July 1, 2001, in connection with the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the Company ceased amortization of goodwill.

Since goodwill and intangible assets with indeterminate lives are not currently being amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment, there is a possibility that, as a result of an annual test for impairment or as the result of the occurrence of certain circumstances or an impairment, the value of goodwill or intangible assets with indeterminate lives may be written down or may be written off either in one write-down or in a number of write-downs, either at a fiscal year end or at any time during the fiscal year. The Company analyzes the value of goodwill using the related future cash flows of the related business, the total market capitalization of the Company, and other factors, and recognizes any adjustment that may be required to the asset's carrying value. Any such write-down or series of write-downs could be substantial and could have a material adverse effect on the Company's reported results of operations, and any such impairment could occur in connection with a material adverse event or development and have a material adverse impact on the Company's financial condition and results of operations.

Based on an independent valuation performed as of June 30, 2002, management has concluded that no impairment of the recorded goodwill existed at July 1, 2002. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of operations for the period in which such loss is identified.

Had the Company been accounting for goodwill under SFAS No. 142 for the fiscal years ended June 30, 2001 and 2000, the Company's net income and basic and diluted net income per share would have been as follows:


                                                Year Ended June 30,
                                                2001           2000
Reported net income                        $   848,842      $ 2,010,746

Add: amortization of cost in excess
  of net assets acquired, net of tax           531,758          410,233
                                           -----------      -----------
Pro forma adjusted net income              $ 1,380,600      $ 2,420,979
                                           ===========      ===========

Basic and diluted net income per share:

  Reported net income                      $       .10      $       .24

  Amortization of cost in excess of
    net assets acquired, net of tax                .06              .04
                                           -----------      -----------
Pro forma basic and diluted
  net income per share                     $      .16       $       .28
                                           ===========      ===========

Deferred Financing Costs - Deferred financing costs are related to the acquisition financing obtained in connection with the Acquisitions described in Note 2 and are being amortized on a straight-line method over the term of the related debt obligations.

Income Taxes - Prior to the completion of the Offering, the Company was included in the consolidated federal and state income tax returns of its Parent. Income taxes were calculated on a separate return filing basis. Subsequent to the Offering, the Company files a consolidated federal income tax return with its subsidiaries.
The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between current taxes payable verses taxes that may be payable in the future arising as a result of differences between the reported amounts of assets and liabilities and their tax bases.

Net Income Per Share - Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the periods presented and excluded any potential dilution. Diluted net income per share was calculated similarly but would generally include potential dilution from the exercise of stock options and warrants (see Note 8). There were no dilutive options or warrants for any of the periods presented. In 2002, 2001 and 2000, 4,398,170, 4,512,040 and 4,567,540, respectively, of options and warrants have been excluded from the calculation of diluted net income per share. Both basic and diluted net income per share includes, for all periods presented, the 3,000,000 common shares of the Company issued to TDA in connection with the Acquisitions.

Long-Lived Assets - Long-lived assets are stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of June 30, 2002.

Fair Value of Financial Instruments - The estimated fair value of financial instruments have been determined by the Company using certain market information and valuation methodologies considered to be reasonable by the Company. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents, Accounts and Notes Receivable, Accounts Payable and Accrued Expenses - The carrying amounts of these items are a reasonable estimate of their fair value.

Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank and other debt. The carrying amounts comprising this item are reasonable estimates of fair value, except for a note due in October 2002. Such note has a carrying value of $655,284 and an estimated fair market value of approximately $655,000 at June 30, 2002.

The fair value estimates are based on information available to management as of June 30, 2002 that the Company believes to be relevant. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented.

Concentration of Credit Risk - The financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of commercial paper which is included in cash and cash equivalents and accounts and notes receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition and in certain instances obtains collateral in the form of liens on both business and personal assets of its customers. Exposure to losses on receivables is principally dependent on each customer's financial condition. Collection of receivables is dependent upon many factors beyond the control of the Company and, in some cases, beyond the control of the Company's customers, such as the strength of the economy and many other factors. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.
There can be no assurance the actual future losses will be in amounts greater or less than amounts that have been provided in the financial statements. If actual future losses occur in amounts greater than established allowances, such losses could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

Estimates - The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the dates of the financial statements. Significant estimates which are reflected in these consolidated financial statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on an assessment of contractual obligations, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company believes the following critical accounting policies are based upon its more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. Conversely, if the financial condition of the Company's customers is stronger than that estimated by the Company, then the Company's estimates of allowances for doubtful accounts and notes receivable may prove to be too large and reductions in its allowances for doubtful accounts and notes receivable may be required. If additions are required to allowances for doubtful accounts and notes receivable, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company writes down its inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and the estimated market value based upon assumed market conditions. If actual market conditions are or become less favorable than those assumed by management, additional inventory write-downs may be required. If inventory write-downs are required, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company maintains accounts for goodwill and other intangible assets in its financial statements. In conformity with accounting principals generally accepted in the United States of America, since goodwill and intangible assets with indeterminate lives are not currently being amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment, there is a possibility that, as a result of an annual test for impairment or as the result of the occurrence of certain circumstances or an impairment, the value of goodwill or intangible assets with indeterminate lives may be written down or may be written off either in one write-down or in a number of write-downs, either at a fiscal year end or at any time during the fiscal year. The Company analyzes the value of goodwill using the estimated related future cash flows of the related business, the total market capitalization of the Company, and other factors, and recognizes any adjustment that may be required to the asset's carrying value. Any such write-down or series of write-downs could be substantial and could have a material adverse effect on the Company's reported results of operations, and any such impairment could occur in connection with a material adverse event or development and have a material adverse impact on the Company's financial condition and results of operations.

The Company seeks revenue and income growth by expanding its existing customer base, by opening new distribution centers and by pursuing strategic acquisitions that meet the Company's various criteria. If the Company's evaluation of the prospects for opening a new distribution center or of acquiring an acquired company misjudges its estimated future revenues or profitability, such a misjudgment could impair the carrying value of the investment and result in operating losses for the Company, which could materially adversely affect the Company's profitability, financial condition and cash flows.

The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. In such an event, the Company may incur charges which would adversely affect its net income and may incur liabilities for taxes and related charges which may adversely affect its financial condition.

Revenue Recognition - The Company recognizes revenues from the sale of inventory when title passes to the purchaser.

Comprehensive Income - The Company has no components of comprehensive income except for net income.

Significant Vendors - During the fiscal years ended June 30, 2002, 2001 and 2000 the Company purchased approximately 19%, 18% and 18%, respectively, of its product lines from one supplier and approximately 13% of its product lines from a second supplier in fiscal 2001. Since similar products are currently available from other suppliers, the Company believes that the loss of these suppliers would not have a long-term material adverse effect on the Company's business.

Cash and Cash Equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents. Cash equivalents amounted to approximately $4,255,000 and $5,000,000 at June 30, 2002 and 2001, respectively.

Risks - The Company purchases the products that it sells from many vendors and sells those products to many thousands of customers, primarily building contractors and subcontractors, as well as builders. In doing so, the Company maintains large inventories of products and carries substantial accounts and notes receivable from its customers. The Company has also built its business through acquisitions and has substantial amounts of goodwill on its financial statements. The nature of the Company's business is seasonal, and, to some degree, it is weather related. The Company carries insurance to insure against certain risks.

The Company's business is subject to many risks, including, but not limited to: changes in the cost or pricing of, or demand for, the Company's or the Company's industry's distributed products; the inability to collect accounts and notes receivables when due or within a reasonable period of time after they become due; increases in competitive pressures in some or all of the Company's markets; misjudging the future profitability of an acquired company; changes in accounting policies and principles, or other laws or rules, as may be adopted by regulatory agencies or by the Financial Accounting Standards Board; general economic and market conditions, either nationally or in the markets in which the Company conducts its business, may be less favorable than expected; changes in terms of purchase of products from the Company's vendors; interruptions or cancellations of the supply or availability of products or significant increases in the cost of such products; reductions in the value of the Company's inventory; impairment of the value of the Company's goodwill and other intangible assets; fluctuations in the Company's financial results due to the seasonal nature of the Company's business; unsatisfactory performance of acquired companies which could lead to impairment of the Company's goodwill; the ability to find and maintain equity and debt financing when needed on terms commercially reasonable to the Company; and a loss that is not covered by the Company's insurance or that is in excess of the Company's insurance coverage. The occurrence of any one of these and other risks could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements - On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; and goodwill will no longer be subject to amortization. The Company was permitted to early adopt effective July 1, 2001, and management elected to do so. Management believes that these Statements did not have a material impact on the Company's financial condition or results of operations, other than from the cessation of the amortization of goodwill. During the fiscal year ended June 30, 2001, goodwill amortization totaled approximately $806,000 ($.09 per share). During the fiscal year ended June 30, 2002, there was no goodwill amortization.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2002. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

The Company is required to adopt SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on July 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently evaluating the impact of SFAS No. 144 on its results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe
their applicability under changed conditions.   The provisions of
this statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its results of operations and financial position.

2.   ACQUISITIONS

On July 8, 1997, effective as of July 1, 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company, Inc. ("JEH Co."), engaged in the wholesale distribution of roofing supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $14,767,852 consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year, 6% per annum note in the original principal amount of $864,852. As of June 30, 2002, the principal amount of the note was adjusted to $655,284 to reflect an offset of certain related party transactions and is due on October 15, 2002 with interest at the rate of 8.75% per annum from July 1, 2002 (Note 7). The purchase price and the note were subject to further adjustment under certain conditions. Further, JEH Eagle was obligated for substantial additional payments if, among other factors, the business acquired attained certain levels of income, as defined, during the five-year period ended June 30, 2002. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer, the owner of JEH Co. and President of the Company, in fulfillment of certain of such future additional consideration. For the fiscal years ended June 30, 2001 and 2000, approximately $315,000 and $1,947,000, respectively, of additional consideration was paid to

JEH Co. or its designee. All of such additional consideration increased goodwill. No additional consideration is payable to JEH Co. or its designee for fiscal 2002, and the Company has no future obligation for such additional consideration as of June 30, 2002.

On October 22, 1998, MSI Eagle acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), engaged in the wholesale distribution of masonry supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $8,537,972 consisting of $6,492,000 in cash and a five-year, 8% per annum note in the principal amount of $2,045,972. The purchase price and the note are subject to further adjustment under certain conditions. The note was paid in full in March 1999 out of the proceeds of the Offering. Further, MSI Eagle is obligated for potentially substantial additional payments if, among other factors, the business acquired attains certain levels of income, as defined, during the five-year period ending June 30, 2003. Upon the consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares to Gary L. Howard, the designee and owner of MSI Co. and a former executive officer of the Company, in fulfillment of certain of such future additional consideration. For the fiscal years ended June 30, 2001 and 2000, approximately $226,000 and $216,000, respectively, of additional consideration was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2002, approximately $315,000 of additional consideration is payable to MSI Co. or its designee. All of such additional consideration increased goodwill. No additional consideration was payable to MSI Co. for fiscal 1999.

3.   PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

                                                    June 30,              Estimated
                                              2002           2001       Useful Lives

Furniture, fixtures and equipment          $ 2,058,906    $ 2,599,915      5 years
Automotive equipment                         4,840,314      4,575,651     5-7 years
Leasehold improvements                       2,060,037      1,945,353     10 years
Assets acquired under capitalized leases       700,267        831,766       1 year
                                           -----------    -----------
                                             9,659,524      9,952,685

Less: Accumulated depreciation and
  amortization                               6,035,627      5,438,460
                                           -----------    -----------
                                           $ 3,623,897    $ 4,514,225
                                           ===========    ===========

4.   INCOME TAXES

Components of the provision for income taxes are as follows:

                                            Year Ended June 30,
                                     2002             2001           2000

Current:
  Federal                         $ 1,222,903      $  515,883      $  660,252
  State and local                     105,000          93,000          90,000
Deferred                             (597,903)        (28,883)        419,748
                                  -----------      ----------      ----------
                                  $   730,000      $  580,000      $1,170,000
                                  ===========      ==========      ==========

A reconciliation of income taxes at the federal statutory rate and the amounts provided, is as follows:

                                            Year Ended June 30,
                                     2002             2001           2000
Tax using the statutory rate     $   719,000       $  486,000      $1,081,000
State and local income taxes          69,000           61,000          59,000
Other                                (58,000)          33,000          30,000
                                 -----------       ----------      ----------
                                 $   730,000       $  580,000      $1,170,000
                                 ===========       ==========      ==========


Temporary differences which give rise to a net deferred tax asset are as follows:

                                                           June 30,
                                                      2002           2001

Deferred tax assets:
  Provision for doubtful accounts                  $1,730,000      $  893,947
  Inventory capitalization                            180,000         134,702
                                                   ----------      ----------
                                                    1,910,000       1,028,649
                                                  -----------      ----------
Deferred tax liability:
  Goodwill                                           (676,000)       (292,640)
  Depreciation                                       (470,000)       (569,912)
                                                  -----------      ----------
                                                   (1,146,000)       (862,552)
                                                  -----------      ----------
Net deferred tax asset                            $   764,000      $  166,097
                                                  ===========      ==========

Management believes that no valuation allowance against the net deferred tax asset is necessary.

5.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       June 30,
                                                               2002                  2001

Variable rate collateralized revolving credit note (A)    $ 38,641,438          $ 35,631,826

Variable rate collateralized equipment note (A)                804,654             1,328,218

Variable rate collateralized term note (A)                   1,480,900             2,049,900

Note payable - TDA Industries, Inc. (B)                      1,000,000             1,000,000

8.75% promissory note, due October 15,  2002
  (see Notes 2 and 7)                                          655,284                  -

6% promissory note, due July 1, 2002 (see Notes 2 and 7)          -                  864,852

Capitalized equipment lease obligations, at various
  rates, for  various terms through 2003 (C)                   125,540               280,499

8.50% equipment loan, payable in monthly
  installments through February 13, 2003                        32,346                86,613

8.50% equipment loan, payable in monthly
  installments through April 23, 2003                           15,668                33,386

8.50% equipment loan, payable in monthly
  installments through April 27, 2003                            7,740                16,408

9.25% equipment loan, payable in monthly
  installments through March 20, 2005                           98,145               128,041

9.25% equipment loan, payable in monthly
  installments through May 5, 2005                              18,760                24,103

9.5% equipment loan, payable in monthly
  installments through July 31, 2005                             8,323                12,472

9.5% equipment loan, payable in monthly
  installments through July 24, 2005                             9,849                10,536

9.25% equipment loan, payable in monthly
  installments through November 6, 2004                          8,429                11,456

9.25% equipment loan, payable in monthly
  installments through September 4, 2004                        11,691                16,348

11.5% equipment loan, payable in monthly
  installments through November 14, 2001                          -                   43,952

11.5% equipment loan, payable in monthly
  installments through December 31, 2001                          -                   17,193

11.5% equipment loan, payable in monthly
  installments through February 28, 2002                          -                   20,839

8.25% equipment loan, payable in monthly
  installments through July 1, 2003                             8,260                   -

8.25% equipment loan, payable in monthly
  installments through August 1, 2003                          16,177                   -

8.226% equipment loan, payable in monthly
  installments through August 1, 2003                          61,173                   -

                             F-13


6.5% equipment loan, payable in monthly
  installments through September 4, 2006                      190,075                   -


6.5% equipment loan, payable in monthly
  installments through September 4, 2006                       35,274                   -

7.25% equipment loan, payable in monthly
  installments through May 2, 2007                             13,627                   -

7.25% equipment loan, payable in monthly
  installments through May 2, 2007                             82,082                   -
                                                         ------------           ------------
                                                           43,325,435             41,576,642

Less: Current portion of long-term debt                     2,900,000              3,240,000
                                                         ------------           ------------
                                                         $ 40,425,435           $ 38,336,642
                                                         ============           ============

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

        In February 2001, the credit facility was amended to change certain definitions, to amend the cash flow covenant, to provide for limited overadvances and to increase the annual interest rate by twenty-five (25) basis points under certain conditions. In July 2001, the credit facility was amended to provide for a $5,000,000 overline for a period of ninety
        (90) days ending on November 15, 2002.

	The revolving credit loan bears interest at the lender's prime rate or at the London interbank offered rate, plus two (2%) percent, at the option of the borrowers.

        The term loan is payable in equal monthly installments, each in the amount of $42,000, with a balloon payment due on the earlier of November 1, 2005 or the end of the loan agreement's initial or renewal term. The term loan bears interest at the lender's prime rate, plus three-fourths of one (3/4%) percent, or at the London interbank offered rate, plus two and three-fourths (2.75%) percent, at the option of the borrowers.

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

        The loan agreement, as amended, provides for certain financial covenants, including, among others, minimum cash flow, as defined, and minimum tangible net worth.
        Management believes that the Company was in compliance with all such covenants at June 30, 2002.

        Obligations under the credit facility are collateralized by substantially all of the tangible and intangible assets of Eagle and JEH Eagle, and the credit facility is guaranteed by the Company.

(B)	In October 1998, in connection with the purchase of
        substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note that was due in October 2000. In October 2000, the note was converted into a $1,000,000 8_% demand note. TDA had agreed to defer the interest payable on the old note until its maturity. In October 2000, interest on that note was paid in full. Interest on the demand note is payable monthly.

(C)	Future minimum lease payments for capitalized equipment
        lease obligations at June 30, 2002 are as follows:


        Year Ending
         June 30,                                  Amount

          2003                                   $   130,903

        Less: Interest                                 5,363
                                                 -----------
        Present value of net minimum payments    $   125,540
                                                 ===========

        The aggregate future maturities of long-term debt, excluding capitalized equipment lease obligations, are as follows:

        Year Ending
          June 30,                                 Amount

           2003                                 $ 2,774,460
           2004                                  40,180,000
           2005                                     118,000
           2006                                      79,000
           2007                                      48,435
                                                -----------
                                                $43,199,895
                                                ===========


6.   COMMITMENTS AND CONTINGENCIES

a.	The Company and its subsidiaries have entered into various
        written employment agreements which expire at various times through June 2006. Pursuant to such agreements, the annual base compensation payable aggregates approximately $2,135,000.

b. The Company's subsidiaries have a defined contribution retirement plan covering eligible employees. The plan provides for contributions at the discretion of the subsidiaries.
        Contributions in the amount of approximately $126,000 and $102,000 were made for fiscal 2002 and 2001, respectively. No contribution was made to the plan in fiscal 2000.

c. At June 30, 2001, the Company and its subsidiaries were liable under various long-term leases for property and automotive and other equipment (including leases with related parties) which expire on various dates through 2009. Certain of the leases include options to renew. In addition, real property leases generally provide for payment of taxes and other occupancy costs. Rent expense charged to operations in 2002, 2001 and 2000 was approximately $6,013,000, $5,099,000 and $4,651,000, respectively, which includes taxes and various occupancy costs, as well as rent for equipment under short-term leases (less than one year).

	The approximate future minimum rental commitments under all of the above leases are as follows:

        Year Ending
          June 30,                                 Amount

           2003                                 $ 5,730,000
           2004                                   4,685,000
           2005                                   3,416,000
           2006                                   2,267,000
           2007                                   1,693,000
        Thereafter                                1,746,000
                                                -----------
       Total future minimum rental
         commitments                            $19,537,000
                                                ===========


        See Note 7 for information on lease obligations with related parties.

d.	The Company is involved in certain litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a significant impact on the Company's financial condition and results of operations.

7.   TRANSACTIONS WITH THE COMPANY AND OTHER RELATED PARTIES

The Chief Executive Officer and Chairman of the Board of Directors of the Company is an officer and a director of TDA; the Executive Vice President, Secretary, Treasurer and a director of the Company is also an officer and a director of TDA; and another director of the Company is also a director of TDA.

The Company had entered into an agreement pursuant to which TDA provided the Company with certain services including (i) managerial, (ii) strategic planning, (iii) banking negotiations,
(iv) investor relations, and (v) advisory services relating to acquisitions for a five-year term which commenced in July 1997. The monthly fee, the payment of which commenced upon the consummation of the Offering and the Acquisitions, for the foregoing services was $3,000. This agreement expired on June 30, 2002.

The Company also entered into an agreement pursuant to which TDA provided the Company with office space and administrative services on a month-to-month basis. The monthly fee, the payment of which commenced upon the consummation of the Offering and the Acquisitions, for the foregoing services was $3,000. This agreement was terminated on June 30, 2002.

Commencing July 1, 2002, the Company began to pay to TDA seventy-five (75%) percent of the occupancy cost (approximately $4,500 per month) for our New York corporate executive offices, and seventy-five (75%) percent of the remuneration and benefits of our New York administrative assistant (approximately $4,500 per month), and TDA began to pay twenty-five (25%) percent of such occupancy cost (approximately $1,500 per month), and twenty-five (25%) percent of the remuneration and benefits of our New York administrative assistant (approximately $1,500 per month) in order to defray any expenses that may be deemed to be attributable to TDA. The current lease for the Company's New York corporate executive offices expires in October 2002 with TDA as the named lessee. A new lease is anticipated to be entered into by and between the Company and the landlord for these premises at a base rental of approximately $6,900 per month with customary additional rental charges (proportionate share of real estate taxes, electricity, etc.), of which TDA will continue to pay twenty-five (25%) percent.

JEH Eagle leases several of its distribution center facilities and its executive offices from the President of the Company pursuant to five-year written leases at base annual rentals aggregating approximately $747,000.

Eagle operates a substantial portion of its business from facilities leased from a subsidiary of TDA pursuant to ten-year written leases at base annual rentals aggregating approximately
$790,000.

JEH Eagle leases offices, showroom, warehouse and storage space from a former executive officer of the Company and his spouse pursuant to a three-year written lease at a base annual rental aggregating approximately $112,000.

JEH Eagle leases a distribution center from a limited liability company fifty (50%) percent owned by a wholly-owned subsidiary of TDA and fifty (50%) owned by the President of the Company and his spouse pursuant to a five-year written lease at a base annual rental aggregating approximately $46,000.

During the fiscal year ended June 30, 2002, JEH Eagle made sales aggregating approximately $1,133,000 to entities owned by the President of the Company and entities owned by a member of his family. Payment for $209,568 of such sales was made by reducing the principal amount of the note payable by the Company to Mr. Helzer. Management believes that such sales were made on terms no less favorable than sales made to independent third parties. As of June 30, 2002, approximately $258,000 of such sales were owed to JEH Eagle.

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

Private Placement - On May 15, 2002, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with certain accredited investors to sell 1,090,909 common shares and warrants to purchase up to 109,091 common shares at $3.50 per share (the "Purchaser Warrants") in a private placement transaction ("Private Placement") for gross proceeds of $3,000,000.

The Securities Purchase Agreement provided for the issuance and sale of the common shares and Purchaser Warrants in two equal and separate tranches. The first tranche closed on May 16, 2002 and consisted of 545,455 common shares and 54,545 Purchaser Warrants. The Company received net proceeds of approximately $1,291,000 from the first tranche. In addition to the payment of the expenses of the first tranche, the Company issued warrants ("Finder Warrants") to purchase 54,545 common shares at $3.50 per share. The second tranche was to close September 11, 2002. The investors, however, declined to fund the second tranche. Accordingly, the second tranche has not closed, and the Company believes that it is unlikely that the second tranche will close. The Company is currently assessing what actions the Company will take in connection with this matter.

Warrants - The Company has outstanding 3,025,000 warrants which are exercisable at $5.50 per share through March 12, 2004, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable securities laws.

In connection with the Offering, the Company granted the underwriters warrants entitling the holders thereof to purchase an aggregate of 500,000 of the Company's common shares at an exercise price of $8.25 per share for five years commencing on the date of the Offering.

The aggregate of the 109,090 Purchaser Warrants and Finder Warrants outstanding as of June 30, 2002 are exercisable at $3.50 per share through May 15, 2007, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable securities laws.

Stock Option Plan - In August 1996, last amended in 2000, the Board of Directors adopted and shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, officers and directors. The total number of common shares for which options may be granted under the Stock Option Plan is 1,200,000 common shares. Options to purchase 764,080 common shares have been granted to various employees and certain officers and directors, 749,080 at a $5.00 per share exercise price and 15,000 at a $4.00 per share exercise price. All of such options have a term of ten years. The options granted to employees and officers (744,080) vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and the options granted to two directors (20,000) fully vested one year from the date of the grant.

                                                           Weighted Average
                               Number of   Exercise Price  Exercise Price
                                Shares        Per Share       Per Share

Outstanding, July 1, 1999       878,300       $5.00           $ 5.00

  Granted                          -            -                -

  Exercised                        -            -                -

  Forfeited                     (35,760)       5.00             5.00

  Expired                          -            -                -
                              ---------                       ------
Outstanding, June 30, 2000      842,540                         5.00

  Granted                        15,000        4.00             4.00

  Exercised                        -            -                -

  Forfeited                     (70,500)       5.00             5.00

  Expired                          -            -                -
                              ---------                       ------
Outstanding, June 30, 2001      787,040                         4.98

  Granted                          -            -                -

  Exercised                        -            -                -

  Forfeited                     (22,960)       5.00             5.00

  Expired                          -            -                -
                              ---------                       ------
Outstanding, June 30, 2002      764,080                       $ 4.98
                              =========                       ======

At June 30, 2002, 469,720 options were exercisable at $5.00 per share and 3,000 options were exercisable at $4.00 per share.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the Company's stock option plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income for fiscal 2000, 2001 and 2002 would not have been significantly affected. The Company used the Black-Scholes model with the following assumptions: risk-free interest rate of 5.5%, expected life of three years and expected volatility and dividends of 0%.

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts for the fiscal years ended June 30, 2002, 2001 and 2000 is as follows:



                  Balance at
Year Ending       Beginning                                    Balance at
 June 30,         of Year       Provision       Writeoffs      End of Year

  2000          $ 1,600,000     $  732,890      $ (836,890)    $ 1,496,000
                ===========     ==========      ==========     ===========

  2001          $ 1,496,000     $ 1,464,418     $ (607,927)    $ 2,352,491
                ===========     ==========      ==========     ===========

  2002          $ 2,352,491     $ 2,761,007     $ (561,823)    $ 4,551,675
                ===========     ==========      ==========     ===========

10.  QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per share amounts):

                                                       Fiscal 2002 Quarter Ended
                                         Sept. 30       Dec. 31        Mar. 31      June 30

Revenues                                 $  67,614     $  61,146     $  46,408     $  62,107
                                         ---------     ---------     ---------     ---------
Income (loss) from operations            $   2,712     $   1,760     $    (227)    $    (184)
                                         ---------     ---------     ---------     ---------
Net income (loss)                        $   1,352     $     823     $    (419)    $    (371)
                                         =========     =========     =========     =========
Basic and diluted net income (loss)
  per share                              $     .16     $     .10     $   (0.05)    $   (0.04)
                                         =========     =========     =========     =========

Common shares used in basic and
  diluted net income (loss) per share        8,510         8,510         8,510         8,786
                                         =========     =========     =========     =========


                                                       Fiscal 2001 Quarter Ended
                                         Sept. 30       Dec. 31        Mar. 31      June 30

Revenues                                 $  54,491     $  44,193     $  41,916     $  55,641
                                         ---------     ---------     ---------     ---------

Income from operations                   $   2,388     $     412     $      17     $   1,323
                                         ---------     ---------     ---------     ---------
Net income (loss)                        $   1,163     $    (231)    $    (415)    $     332
                                         =========     =========     =========     =========

Basic and diluted net income (loss)
  per share                              $     .14     $   (0.03)    $   (0.05)    $     .04
                                         =========     =========     =========     =========

Common shares used in basic and
  diluted net income (loss) per share        8,510         8,510         8,510         8,510
                                         =========     =========     =========     =========

                           * * * * *