Form 10-Q
period 2002-09-30
EAGLE SUPPLY GROUP INC
filed 2002-11-14
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended September 30, 2002
                                       ------------------
OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _____________

                 Commission File Number:  000-25423
                                        -------------

                        EAGLE SUPPLY GROUP, INC.
---------------------------------------------------------------------------
        (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                           13-3889248
---------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

122 East 42nd Street, Suite 1116,  New York, New York            10168
---------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)


                              212-986-6190
---------------------------------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]          No  [ ]


The number of shares outstanding of the Registrant's Common Stock, as of November 7, 2002, was 9,055,455 shares.

                      EAGLE SUPPLY GROUP, INC.

                         INDEX TO FORM 10-Q

                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

  Consolidated Balance Sheets as of September 30, 2002
  (Unaudited) and June 30, 2002                                       3

  Consolidated Statements of Operations (Unaudited) for
  the Three Months Ended September 30, 2002 and 2001                  4

  Consolidated Statement of Shareholders' Equity
  (Unaudited) for the Three Months Ended September 30, 2002           5

  Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended September 30, 2002 and 2001                      6

  Notes to Unaudited Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              8

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                15

Item 4.    Controls and procedures                                    15

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                            17

CERTIFICATIONS                                                        18

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                September 30,     June 30,
                                                    2002            2002
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  3,549,621    $  5,355,070
  Accounts and notes receivable - trade
    (net of allowance for doubtful
    accounts of $5,189,940 and $4,551,675,
    respectively)                                 39,898,575      39,632,004
  Inventories                                     32,194,579      33,635,992
  Deferred tax asset                               2,151,000       1,910,000
  Other current assets                             1,100,367       1,072,394
                                                ------------    ------------
           Total current assets                   78,894,142      81,605,460

PROPERTY AND EQUIPMENT, net                        3,386,075       3,623,897

COST IN EXCESS OF NET ASSETS ACQUIRED, net        14,412,014      14,412,014

DEFERRED FINANCING COSTS, net                         47,210          57,664
                                                ------------    ------------
                                                $ 96,739,441    $ 99,699,035
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 26,388,073    $ 27,695,079
  Accrued expenses and other current
    liabilities                                    5,167,875       5,599,509
  Federal and state income taxes payable             216,051         222,444
  Current portion of long-term debt                2,900,000       2,900,000
                                                ------------    ------------
           Total current liabilities              34,671,999      36,417,032

LONG-TERM DEBT                                    39,347,876      40,425,435

DEFERRED TAX LIABILITY                             1,241,000       1,146,000
                                                ------------    ------------
           Total liabilities                      75,260,875      77,988,467
                                                ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.0001 par value per
    share, 2,500,000 shares authorized;
    none issued and outstanding                            -               -
  Common shares, $.0001 par value per
    share, 25,000,000 shares authorized;
    issued and outstanding - 9,055,455 shares            905             905
  Additional paid-in capital                      18,243,879      18,248,903
  Retained earnings                                3,233,782       3,460,760
                                                ------------    ------------
           Total shareholders' equity             21,478,566      21,710,568
                                                ------------    ------------

                                                $ 96,739,441    $ 99,699,035
                                                ============    ============

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
----------------------------------------------------------------------------

                                                    2002            2001
REVENUES                                        $ 62,006,962    $ 67,613,939

COST OF SALES                                     47,592,803      51,351,916
                                                ------------    ------------
                                                  14,414,159      16,262,023
                                                ------------    ------------

OPERATING EXPENSES                                13,970,226      13,183,915

DEPRECIATION AND AMORTIZATION                        335,692         341,307

AMORTIZATION OF DEFERRED
  FINANCING COSTS                                     10,454          25,157
                                                ------------    ------------
                                                  14,316,372      13,550,379
                                                ------------    ------------

INCOME FROM OPERATIONS                                97,787       2,711,644

OTHER INCOME (EXPENSE):
  Interest income                                     51,506          85,291
  Interest expense                                  (505,271)       (709,903)
                                                ------------    ------------
                                                    (453,765)       (624,612)
                                                ------------    ------------

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                        (355,978)      2,087,032

(BENEFIT) PROVISION FOR INCOME TAXES                (129,000)        735,000
                                                ------------    ------------

NET (LOSS) INCOME                               $   (226,978)   $  1,352,032
                                                ============    ============
BASIC AND DILUTED
   NET (LOSS) INCOME PER SHARE                  $       (.03)   $        .16
                                                ============    ============

COMMON SHARES USED IN BASIC AND
  DILUTED NET (LOSS) INCOME PER SHARE              9,055,455       8,510,000
                                                ============    ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2002
----------------------------------------------------------------------------


                                                                           Additional
                                  Preferred Shares        Common Shares     Paid-In         Retained
                                Shares       Amount     Shares    Amount    Capital         Earnings        Total
BALANCE, JULY 1, 2002             -          $    -    9,055,455  $  905   $ 18,248,903   $ 3,460,760   $ 21,710,568

  Net loss                        -               -            -       -              -      (226,978)      (226,978)

  Expenses relating to private
    placement of Common Shares
    and Warrants                  -               -            -       -         (5,024)            -         (5,024)
                                ------       ------    ---------  ------   ------------   -----------   ------------
BALANCE, SEPTEMBER 30, 2002       -          $    -    9,055,455  $  905   $ 18,243,879   $ 3,233,782   $ 21,478,566
                                ======       ======    =========  ======   ============   ===========




See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
---------------------------------------------------------------------------

                                                              2002            2001

OPERATING ACTIVITIES:
  Net (loss) income                                       $   (226,978)    $ 1,352,032
  Adjustments to reconcile net (loss) income to net
    cash used in  operating activities:
      Depreciation and amortization                            346,146         366,464
      Deferred income taxes                                   (146,000)        (83,515)
      Increase in allowance for doubtful accounts              638,265         464,775
      Changes in assets and liabilities:
        Increase in accounts and notes receivable             (904,836)     (6,593,230)
        Decrease (increase) in inventories                   1,441,413      (4,024,551)
        (Increase) decrease in other current assets           (27,973)        (133,643)
        (Decrease) increase in accounts payable             (1,307,006)      5,231,998
        (Decrease) increase  in accrued expenses
          and other current liabilities                       (431,634)      1,195,346
        (Decrease) increase in federal and state
          income taxes                                          (6,393)        913,223
                                                          ------------    ------------
           Net cash used in operating activities              (624,996)     (1,311,101)
                                                          ------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                         (97,870)       (284,490)
  Payment of contingent consideration for
    the purchase of JEH Co.                                          -        (314,864)
                                                          ------------    ------------
           Net cash used in investing activities               (97,870)       (599,354)
                                                          ------------    ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt                    65,310,151      68,100,027
  Principal reductions on long-term debt                   (66,387,710)    (67,014,787)
  Increase in additional paid-in capital                        (5,024)              -
                                                          ------------    ------------
           Net cash (used in) provided by financing
           activities                                       (1,082,583)      1,085,240
                                                          ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,805,449)       (825,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               5,355,070       5,679,891
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  3,549,621    $  4,854,676
                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                $    505,271    $    709,903
                                                          ============    ============

  Cash paid during the period for income taxes            $     23,393    $      5,292
                                                          ============    ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated interim financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at June 30, 2002. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

     Operating results for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission.

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

     Comprehensive Income (Loss) - For the three months ended September 30, 2002 and 2001, comprehensive income (loss) was equal to net income (loss).


                             * * * * *

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies, and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected.
In evaluating these statements, some of the factors that you should consider include the following:

     * general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

     * we may be unable to find suitable equity or debt financing when needed on terms commercially reasonable to us;

     * we may be unable to locate suitable facilities or personnel to open or maintain distribution center locations;

     * we may be unable to identify suitable acquisition candidates or, if identified, an inability to consummate any such acquisitions;

     * there may be interruptions or cancellation of sources of supply of products to be distributed or significant increases in the costs of such products;

     * there may be changes in the cost or pricing of, or consumer demand for, our or our industry's distributed products;

     * we may be unable to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable;

     * there may be a significant increase in competitive pressures; and

     * there may be changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Many of these factors are beyond our control and you should read carefully the factors described in "Risk Factors" in the Company's filings (including its Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

The preparation of these unaudited financial statements in conformity with generally accepted accounting principles requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the dates of the financial statements. Significant estimates which are reflected in these consolidated financial statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on an assessment of contractual obligations, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

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

The Company's discussion and analysis of financial condition and results of operation are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.


                            * * * * *

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2002
Compared to the Three Months Ended September 30, 2001

Revenues of the Company during the three-month period ended September 30, 2002 decreased by approximately $5,607,000 (8.3%) compared to the 2001 three-month period. This decrease may be attributed primarily to a loss of revenues in certain of the Company's market areas (approximately $15,334,000) and by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $1,542,000), offset by a general improvement in market conditions in certain of the Company's other market areas (approximately $10,404,000) and to revenues generated by new distribution centers opened since September 2001 (approximately $865,000).

Cost of sales decreased between the 2002 and 2001 three-month periods at a lesser rate than the decrease in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues increased to 76.8% in the three-month period ended September 30, 2002 from 75.9% in the three-month period ended September 30, 2001 and gross profit as a percentage of revenues decreased to 23.2% in the three-month period ended September 30, 2002 from 24.1% in the three-month period ended September 30, 2001.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $766,000 (5.7%) between the 2002 and 2001 three-month periods presented. Of this increase, approximately $322,000 may be attributed to the operating expenses of new distribution centers, increased payroll and related expenses of approximately $447,000 and an increase in the reserve for doubtful accounts of approximately $157,000, offset by reductions of various other operating expenses. During the current three-month period ended September 30, 2002, management commenced expense reductions that are currently anticipated to reduce operating expenses inclusive of payroll and other items, when fully implemented, by approximately $2.7 million on an annualized basis. Depreciation and amortization and amortization of deferred financing costs decreased by an aggregate of approximately $20,000 (5.5%) between the 2002 and 2001 three-month periods. Operating expenses as a percentage of revenues were 23.1% in the three-month period ended September 30, 2002 compared to 20% in the three-month period ended September 30, 2001.

Interest income decreased by approximately $34,000 (39.6%) between the 2002 and 2001 three-month periods presented. This decrease is due to lower rates of interest earned on short-term investments.

Interest expense decreased by approximately $205,000 (28.8%) between the 2002 and 2001 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

Liquidity and Capital Resources

The Company's working capital was approximately $44,222,000 and $45,188,000 at September 30, 2002 and June 30, 2002, respectively. At September 30, 2002, the Company's current ratio was 2.28 to 1 compared to 2.24 to 1 at June 30, 2002.

Cash used in operating activities for the three months ended September 30, 2002 was approximately $625,000. Such amount consisted primarily of a net loss of $227,000, increased levels of accounts and notes receivable of $905,000, deferred income taxes of $146,000 and other current assets of $28,000, decreased levels of accounts payable of $1,307,000, accrued expenses and other current liabilities of $431,000 and federal and state income taxes of $6,000, offset by depreciation and amortization of $346,000, and increased levels of allowance for doubtful accounts of $638,000 and inventories of $1,441,000.

Cash used in investing activities during the three months ended September 30, 2002 was approximately $98,000 for capital expenditures. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $650,000, of which approximately $400,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete better in its market areas.

Cash used in financing activities during the three months ended September 30, 2002 was approximately $1,083,000. Such amount consisted primarily of a net decrease in principal borrowings on long-term debt of $1,078,000 and an increase in additional paid-in capital of $5,000.

Acquisitions

In July 1997, JEH/Eagle Supply, Inc. ("JEH Eagle"), currently a wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of JEH Company ("JEH Co."), a Texas corporation, wholly-owned by the current President of the Company. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee, were to be paid by JEH Eagle. For the fiscal year ended June 30, 2001, additional consideration of approximately $315,000 was paid to JEH Co. or its designee. All of such additional consideration increased goodwill. No additional consideration was payable to JEH Co. or its designee for fiscal 2002, and the Company had no future obligation for such additional consideration as of June 30, 2002. As of September 30, 2002, the balance of the initial purchase price in the amount of $655,284 was payable on October 15, 2002, and such amount was paid on that date.

In October 1998, MSI Eagle Supply, Inc. ("MSI Eagle"), then a wholly-owned subsidiary of TDA and later of the Company (see below) which subsequently merged with and into JEH Eagle, acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), a Texas corporation. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) For the fiscal year ended June 30, 2001, additional consideration of approximately $226,000 was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2002, additional consideration of approximately $315,000 is payable to MSI Co. or its designee. All of such additional consideration increased goodwill.

JEH Eagle and MSI Eagle were originally wholly-owned subsidiaries of TDA which were acquired by the Company simultaneously with the consummation of our initial public offering in March 1999.

Credit Facilities

In June 2000, and as subsequently amended, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and limited partnership as borrowers. The loan agreement increased the Company's credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. This credit facility bears interest as follows (with the alternatives at the Company's election):

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

Recent Developments

On November 13, 2002, senior management of the Company received information that certain sales at two of its distribution centers were not fully recorded in a timely manner. Management is currently reviewing the matter, but, based on the information presently available, the sums involved do not appear substantial in relation to the total sales of the distribution centers or the Company.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company implemented SFAS No. 143 on July 1, 2002. Management believes that the effect of implementing this pronouncement did not have a material impact on the Company's financial condition or results of operations.

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on July 1, 2002. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management believes that the effect of adopting this pronouncement did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement are effective for transactions occurring, and financial statements issued, on or after May 15, 2002. The Company adopted the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's carrying value of cash, trade accounts receivable, notes receivable, inventories, goodwill, accounts payable, accrued expenses, taxes payable and its existing line of credit facility are a reasonable approximation of their fair value.

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

The Company's business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers or customers' inability to make required payments, changes in political climate, differing tax structures and other governmental regulations and restrictions. The Company's future results could be materially and adversely impacted by changes in these or other factors. (See also "Risk Factors" in the Company's filings with the Securities and Exchange Commission (including its Forms 10-K and registration statements) for a description of some, but not all, risks, uncertainties and contingencies.)

Item 4.  Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report
         (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

  (b)    Changes in Internal Controls
         ----------------------------

         Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.



                              * * * * *

                   PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)    The following exhibits are being filed with this Report:

         None

  (b)    Reports on Form 8-K:

         On September 13, 2002, the Company filed a Current Report on Form 8-K under Item 5. relating to the failure to close the second tranche of the May 2002 private placement transaction for the sale of Company's common stock and warrants, and reporting that the Company had issued a press release relating to the failure to close the second tranche. A copy of the press release was filed therewith as Exhibit 99.1.

         On September 30, 2002, the Company filed a Current Report on Form 8-K under Item 9 reporting that the Company had issued a press release relating to its fourth quarter and fiscal year end results (June 30, 2002), a copy of which was filed therewith as Exhibit 99.1. The press release included Condensed Statements of Operations of the Company for the fiscal years ended June 30, 2002 and 2001 and for the fourth quarters ended June 30, 2002 and 2001, as well as selected balance sheet data for the fiscal years ended June 30, 2002 and 2001.

         On September 30, 2002, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-K for the fiscal year ended June 30, 2002. The Chief Executive Officer's certificate was filed therewith as Exhibit 99.1 and the Chief Financial Officer's certificate was filed therewith as Exhibit 99.2.

                               SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EAGLE SUPPLY GROUP, INC.




Dated: November 14, 2002            By:     /s/ Douglas P. Fields
                                       ----------------------------------
                                       Douglas P. Fields, Chairman of the
                                       Board of Directors, Chief Executive
                                       Officer and a Director (Principal
                                       Executive Officer)





Dated: November 14, 2002            By:     /s/ Frederick M. Friedman
                                       ----------------------------------
                                       Frederick M. Friedman, Executive
                                       Vice President, Treasurer,
                                       Secretary and a Director (Principal
                                       Financial and Accounting Officer)

                           CERTIFICATIONS
                           --------------

     I, Douglas P. Fields, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Eagle Supply Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to that date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002
                                       /s/Douglas P. Fields
                                       ----------------------------------
                                       Douglas P. Fields
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

                              CERTIFICATIONS
                              --------------

     I, Frederick M. Friedman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Eagle Supply Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to that date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002              /s/ Frederick M. Friedman
                                     ---------------------------------
                                     Frederick M. Friedman
                                     Chief Financial Officer
                                     (Principal Financial Officer)