Form 10-Q
period 2002-12-31
EAGLE SUPPLY GROUP INC
filed 2003-02-14
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended December 31, 2002
                                      -------------------

                               OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________ to __________

              Commission File Number:   000-25423
                                     ---------------

                       EAGLE SUPPLY GROUP, INC.
----------------------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                       13-3889248
----------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)


122 East 42nd Street, Suite 1618,  New York, New York         10168
----------------------------------------------------------------------
    (Address of Principal Executive Offices)                (Zip Code)


                          212-986-6190
----------------------------------------------------------------------
	(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]          No  [X]


The number of shares outstanding of the Registrant's Common Stock, as of February 7, 2003, was 10,055,455 shares.

                      EAGLE SUPPLY GROUP, INC.

                        INDEX TO FORM 10-Q

                                                                PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     Consolidated Balance Sheets as of December 31, 2002
       (Unaudited) and June 30, 2002                              3

     Consolidated Statements of Operations (Unaudited) for
       the Three Months and Six Months Ended December 31,
       2002 and 2001                                              4

     Consolidated Statement of Shareholders' Equity
       (Unaudited) for the Six Months Ended December 31,
       2002                                                       5

     Consolidated Statements of Cash Flows (Unaudited) for
       the Six Months Ended December 31, 2002 and 2001            6

     Notes to Unaudited Consolidated Financial Statements         7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          9

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                            19

Item 4.    Controls and Procedures                                19


PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of
           Securityholders                                        20

Item 6.    Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                        21

CERTIFICATIONS                                                    22

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------

                                               December 31,      June 30,
                                                   2002            2002
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $  1,770,155    $  5,355,070
  Accounts and notes receivable - trade
    (net of allowance for doubtful accounts)     30,808,668      38,875,947
  Inventories                                    27,094,385      32,690,546
  Deferred tax asset                              2,284,000       1,910,000
  Assets of discontinued operation held
    for sale                                      1,454,735       1,722,503
  Federal and state income taxes receivable          39,859            -
  Other current assets                              993,881       1,072,394
                                               ------------    ------------
           Total current assets                  64,445,683      81,626,460

PROPERTY AND EQUIPMENT, net                       3,187,454       3,602,897

COST IN EXCESS OF NET ASSETS ACQUIRED, net       14,412,014      14,412,014

NOTES RECEIVABLE AND OTHER ASSETS                 3,286,312          57,664
                                               ------------    ------------
                                               $ 85,331,463    $ 99,699,035
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt            $ 35,300,000    $  2,900,000
  Accounts payable                               22,210,816      27,695,079
  Accrued expenses and other current
    liabilities                                   5,185,351       5,599,509
  Federal and state income taxes payable               -            222,444
                                               ------------    ------------
           Total current liabilities             62,696,167      36,417,032

LONG-TERM DEBT                                      361,242      40,425,435

DEFERRED TAX LIABILITY                            1,336,000       1,146,000
                                               ------------    ------------
           Total liabilities                     64,393,409      77,988,467
                                               ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.0001 par value per
    share, 10,000,000 shares authorized;
    none issued and outstanding                        -               -
  Common Stock, $.0001 par value per
    share, 30,000,000 shares authorized;
    issued and outstanding - 9,055,455
    shares                                              905             905
  Class A Non-Voting Common Stock, $.0001
    par value per share, 10,000,000 shares
    authorized; none issued and outstanding            -               -
  Additional paid-in capital                     18,243,879      18,248,903
  Retained earnings                               2,693,270       3,460,760
                                               ------------    ------------
           Total shareholders' equity            20,938,054      21,710,568
                                               ------------    ------------

                                               $ 85,331,463    $ 99,699,035
                                               ============    ============


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
----------------------------------------------------------------------

                                                 THREE MONTHS                        SIX MONTHS
                                             2002            2001               2002             2001

REVENUES                                 $ 51,668,421    $ 59,332,825      $ 112,058,048    $ 124,845,507

COST OF SALES                              39,164,813      44,414,391         85,355,676       94,021,387
                                         ------------    ------------      -------------    -------------
                                           12,503,608      14,918,434         26,702,372       30,824,120
                                         ------------    ------------      -------------    -------------

OPERATING EXPENSES                         12,640,889      12,641,046         26,277,251       25,406,854

DEPRECIATION AND AMORTIZATION                 185,279         349,349            513,448          680,860

AMORTIZATION OF DEFERRED
  FINANCING COSTS                              10,453          24,969             20,907           50,126
                                         ------------    ------------      -------------    -------------

                                           12,836,621      13,015,364         26,811,606       26,137,840
                                         ------------    ------------      -------------    -------------

(LOSS) INCOME FROM
  CONTINUING OPERATIONS                      (333,013)      1,903,070           (109,234)       4,686,280
                                         ------------    ------------      -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                             115,840          75,364            165,777          158,419
  Interest expense                           (436,745)       (568,910)          (942,016)      (1,278,755)
                                         ------------    ------------      -------------    -------------
                                             (320,905)       (493,546)          (776,239)      (1,120,336)
                                         ------------    ------------      -------------    -------------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                 (653,918)      1,409,524           (885,473)       3,565,944

(BENEFIT) PROVISION FOR INCOME TAXES         (227,000)        498,000           (309,000)       1,259,000
                                         ------------    ------------      -------------    -------------

NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS                      (426,918)        911,524           (576,473)       2,306,944
                                         ------------    ------------      -------------    -------------

DISCONTINUED OPERATION:
  Loss from discontinued operation
    (including loss on disposal of
    $90,000)                                 (181,594)       (141,445)          (306,017)        (210,833)

  Benefit for income taxes                    (68,000)        (53,000)          (115,000)         (79,000)
                                         ------------    ------------      -------------    -------------
LOSS FROM DISCONTINUED OPERATION             (113,594)        (88,445)          (191,017)        (131,833)
                                         ------------    ------------      -------------    -------------

NET (LOSS) INCOME                        $   (540,512)   $    823,079      $    (767,490)   $   2,175,111
                                         ============    ============      =============    =============

BASIC AND DILUTED
   NET (LOSS) INCOME PER SHARE:
        Net (loss) income from
        continuing operations            $       (.05)   $        .11      $        (.06)   $         .27

        Loss from discontinued
          operation                              (.01)           (.01)              (.02)            (.01)
                                         ------------    ------------      -------------    -------------
                                         $       (.06)   $        .10      $        (.08)   $         .26
                                         ============    ============      =============    =============
COMMON SHARES USED IN BASIC AND
  DILUTED NET (LOSS) INCOME PER SHARE       9,055,455       8,510,000          9,055,455        8,510,000
                                         ============    ============      =============    =============




See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2002
----------------------------------------------------------------------

                                                                        Additional
                                 Preferred Shares    Common Shares        Paid-In      Retained
                                 Shares    Amount  Shares      Amount     Capital      Earnings        Total

BALANCE, JULY 1, 2002              -       $  -    9,055,455   $  905  $ 18,248,903   $ 3,460,760   $ 21,710,568

  Net loss                         -          -       -           -            -         (767,490)      (767,490)

  Expenses relating to private
    placement of Common Shares
    and Warrants                   -          -       -           -          (5,024)         -            (5,024)
                                 ------    ------  ---------   ------  ------------   -----------   ------------
BALANCE, DECEMBER 31, 2002         -       $  -    9,055,455   $  905  $ 18,243,879   $ 2,693,270   $ 20,938,054
                                 ======    ======  =========   ======  ============   ===========   ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
----------------------------------------------------------------------

                                                         2002            2002
OPERATING ACTIVITIES:
  Net (loss) income                                 $   (767,490)    $ 2,175,111
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization                      549,365         752,149
      Deferred income taxes                             (184,000)        (85,370)
      Increase in allowance for doubtful accounts        922,501         714,655
      Changes in assets and liabilities:
        Decrease in accounts and notes receivable      3,895,223         673,306
        Decrease in inventories                        5,596,161       4,906,266
        Decrease in assets of discontinued
          operation held for sale                        267,768            -
        Decrease in other current assets                  78,513          17,782
        Decrease in accounts payable                  (5,484,263)     (9,967,172)
        (Decrease) increase  in accrued expenses
          and other current liabilities                 (414,158)      1,406,567
        (Decrease) increase in federal and
          state income taxes                            (262,303)      1,143,755
                                                    ------------    ------------
           Net cash provided by operating
             activities                                4,197,317       1,737,049
                                                    ------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                  (113,015)       (269,682)
  Payment of contingent consideration for
    the purchase of JEH Co.                                 -           (314,864)
  Payment of contingent consideration for
    the purchase of MSI Co.                                 -           (225,981)
                                                    ------------    ------------
           Net cash used in investing activities        (113,015)       (810,527)
                                                    ------------    ------------

FINANCING ACTIVITIES:
  Principal borrowings on long-term debt             120,937,907     154,521,352
  Principal reductions on long-term debt            (128,602,100)   (156,430,539)
  Decrease in additional paid-in capital                  (5,024)           -
                                                    ------------    ------------

           Net cash used in financing activities      (7,669,217)     (1,909,187)
                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,584,915)       (982,665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         5,355,070       5,679,891
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  1,770,155    $  4,697,226
                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          $    942,016    $  1,278,755
                                                    ============    ============

  Cash paid during the period for income taxes      $     23,393    $    230,957
                                                    ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
  Reclassification of notes receivable              $  3,249,555    $       -
                                                    ============    ============


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

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

Operating results for the three months and six months ended December 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission.

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

Comprehensive Income (Loss) - For the three months and six months ended December 31, 2002 and 2001, comprehensive income (loss) was equal to net income (loss).

Reclassifications - Certain reclassifications have been made in the prior periods' financial statements in order to conform to the classifications in the current periods.

2.   ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable are as follows:



                                  December 31,       June 30,
                                      2002             2002

Accounts receivable               $ 34,322,694     $ 44,076,938
Notes receivable                     5,209,705          106,741
                                  ------------     ------------
                                    39,532,399       44,183,679
Allowance for doubtful accounts     (5,474,176)      (4,551,675)
                                  ------------     ------------
                                  $ 34,058,223     $ 39,632,004
                                  ============     ============

Current                           $ 30,808,668     $ 39,632,004
Long-term                            3,249,555             -
                                  ------------     ------------
                                  $ 34,058,223     $ 39,632,004
                                  ============     ============

                             * * * * *

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected.
In evaluating these statements, some of the factors that you should consider include the following:

     * general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

     * we may be unable to find suitable equity or debt financing when needed on terms commercially reasonable to us;

     * we may be unable to locate suitable facilities or personnel to open or maintain distribution center locations;

     * we may be unable to identify suitable acquisition candidates or, if identified, unable to consummate any such acquisitions;

     * there may be interruptions or cancellations of sources of supply of products to be distributed or significant increases in the costs of such products;

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

Results of Operations

Three Months Ended December 31, 2002
Compared to the Three Months Ended December 31, 2001

Revenues of the Company during the three-month period ended December 31, 2002 decreased by approximately $7,664,000 (12.9%) compared to the 2001 three-month period. This decrease may be attributed primarily to a loss of revenues in certain of the Company's market areas (approximately $9,635, 000) and by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $386,000), offset by a general improvement in market conditions in certain of the Company's other market areas and revenues generated by new distribution centers opened since December 2001 (approximately $2,357,000).

Cost of sales decreased between the 2002 and 2001 three-month periods at a lesser rate than the decrease in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues increased to 75.8% in the three-month period ended December 31, 2002 from 74.9% in the three-month period ended December 31, 2001, and gross profit as a percentage of revenues decreased to 24.2% in the three-month period ended December 31, 2002 from 25.1% in the three-month period ended December 31, 2001.

Operating expenses (including non-cash charges for depreciation and amortization) decreased by approximately $179,000 (1.4%) between the 2002 and 2001 three-month periods presented. Of this decrease, approximately $447,000 may be attributed to a reduction in payroll and related expenses, decreased computer expenses of approximately $76,000 and decreased office expenses of approximately $48,000, offset by the operating expenses of new distribution centers of approximately $288,000, an increase in the reserves for doubtful accounts and notes receivable of approximately $116,000 and increases in various other operating expenses. Depreciation and amortization and amortization of deferred financing costs decreased by an aggregate of approximately $179,000 (47.7%) between the 2002 and 2001 three-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 24.8% in the three-month period ended December 31, 2002 compared to 21.9% in the three-month period ended December 31, 2001.

Interest income increased by approximately $40,000 (53.7%) between the 2002 and 2001 three-month periods presented. This increase is primarily attributable to interest earned on notes receivable of approximately $63,000, offset by lower rates of interest earned on short-term investments of approximately $23,000.

Interest expense decreased by approximately $132,000 (23.2%) between the 2002 and 2001 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

In January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2002 and 2001 three and six-month periods presented, and, accordingly, the previously reported results of operations for the 2001 three and six-month periods have been restated to reflect this reclassification of the discontinued operation.

Six Months Ended December 31, 2002
Compared to the Six Months Ended December 31, 2001

Revenues of the Company during the six-month period ended December 31, 2002 decreased by approximately $12,787,000 (10.2%) compared to the 2001 six-month period. This decrease may be attributed primarily to a loss of revenues in certain of the Company's market areas (approximately $24,497,000) and by the loss of revenues that had been generated from distribution centers closed or consolidated (approximately $1,251,000), offset by a general improvement in market conditions in certain of the Company's other market areas and revenues generated by new distribution centers opened since December 2001 (approximately $12,961,000).

Cost of sales decreased between the 2002 and 2001 six-month periods at a lesser rate than the decrease in revenues between these six-month periods. Accordingly, cost of sales as a percentage of revenues increased to 76.2% in the six-month period ended December 31, 2002 from 75.3% in the six-month period ended December 31, 2001, and gross profit as a percentage of revenues decreased to 23.8% in the six-month period ended December 31, 2002 from 24.7% in the six-month period ended December 31, 2001.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $674,000 (2.6%) between the 2002 and 2001 six-month periods presented. This increase may be attributed to the operating expenses of new distribution centers of approximately $610,000 and an increase in the reserves for doubtful accounts and notes receivable of approximately $273,000, offset by decreased computer expenses of approximately $76,000, office expenses of approximately $48,000 and decreases in various other operating expenses. Depreciation and amortization and amortization of deferred financing costs decreased by an aggregate of approximately $197,000 (26.9%) between the 2002 and 2001 six-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 23.9% in the six-month period ended December 31, 2002 compared to 20.9% in the six-month period ended December 31, 2001.

Interest income increased by approximately $7,000 (4.6%) between the 2002 and 2001 six-month periods presented. This increase is primarily attributable to interest earned on notes receivable of approximately $65,000, offset by lower rates of interest earned on short-term investments of approximately $58,000.

Interest expense decreased by approximately $337,000 (26.3%) between the 2002 and 2001 six-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

In January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2002 and 2001 three and six-month periods presented, and, accordingly, the previously reported results of operations for the 2001 three and six-month periods have been restated to reflect this reclassification of the discontinued operation.

Liquidity and Capital Resources

The Company's working capital was approximately $1,750,000 and $45,209,000 at December 31, 2002 and June 30, 2002, respectively. At December 31, 2002, the Company's current ratio was 1.03 to 1 compared to 2.24 to 1 at June 30, 2002. This decrease in both the Company's working capital and current ratio is due to the reclassification of the outstanding principal amount of the Company's credit facility ($33,000,000) from long-term to current as of December 31, 2002. The Company's existing credit facility matures in October 2003, and this reclassification is required by accounting principles generally accepted in the United States of America. The Company currently is negotiating to renew or replace its existing credit facility with a larger credit facility, and management anticipates that the extended maturity date of the new credit facility will enable it to be reclassified to long-term (see Credit Facility).

Cash provided by operating activities for the six months ended December 31, 2002 was approximately $4,197,000. Such amount consisted primarily of depreciation and amortization of $549,000, increased levels of allowance for doubtful accounts and notes receivable of $922,000, and decreased levels of accounts and notes receivable of $3,895,000 (see Recent Developments), inventories of $5,596,000, assets of discontinued operation held for sale of $268,000 and other current assets of $78,000, offset by a net loss of $767,000, deferred income taxes of $184,000, decreased levels of accounts payable of $5,484,000, accrued expenses and other current liabilities of $414,000 and federal and state income taxes of $262,000.

Cash used in investing activities during the six months ended December 31, 2002 was approximately $113,000 for capital expenditures. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $600,000, of which approximately $200,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete in its market areas.

Cash used in financing activities during the six months ended
December 31, 2002 was approximately $7,669,000. Such amount consisted primarily of a net decrease in principal borrowings on long-term debt of $7,664,000.

Acquisitions

In July 1997, JEH/Eagle Supply, Inc. ("JEH Eagle"), currently a wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of JEH Company ("JEH Co."), a Texas corporation, wholly-owned by the current President of the Company. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee, was to be paid by JEH Eagle. For the fiscal year ended June 30, 2001, additional consideration of approximately $315,000 was paid to JEH Co. or its designee. All of such additional consideration increased goodwill. No additional consideration was payable to JEH Co. or its designee for fiscal 2002, and the Company had no future obligation for such additional consideration as of June 30, 2002. The balance of the initial purchase price in the amount of $655,284 was paid on October 15, 2002.

In October 1998, MSI Eagle Supply, Inc. ("MSI Eagle"), then a wholly-owned subsidiary of TDA and later of the Company (see below), which subsequently merged with and into JEH Eagle, acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), a Texas corporation. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) For the fiscal year ended June 30, 2001, additional consideration of approximately $226,000 was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2002, additional consideration of approximately $315,000 is payable to MSI Co. or its designee. All of such additional consideration increased goodwill.

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

     * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and matures in October 2003. The Company currently is negotiating to renew or replace its existing credit facility with a larger credit facility.

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

Recent Developments

During the three-month period ended December 31, 2002, the Company reclassified its notes receivable with maturity dates in excess of 12 months to long-term.

In February 2003, the Company's President, James E. Helzer, invested $1,000,000 in cash in the Company by purchasing one million newly issued, unregistered shares of the Company's common stock and a newly issued, unregistered common stock purchase warrant to purchase an additional one million shares of the Company's common stock at an exercise price of $1.50 per share for five years from the date of issuance. Pursuant to the terms of his investment, the exercise price of the warrant is subject to typical anti-dilution provisions as well as a provision providing for an adjustment to the exercise price of the warrant in the event that the Company enters into certain transactions in which the Company issues and sells its common stock at a price below the then-current exercise price of the warrant. Further, commencing on August 6, 2003, Mr. Helzer is entitled to demand the filing of a Form S-3 Registration Statement with the Securities and Exchange Commission to register the shares of common stock that he purchased in the transaction, as well as the shares issuable upon exercise of the warrant.

Further, the Company's Chairman and Chief Executive Officer, Douglas P. Fields, and its Executive Vice President and Chief Financial Officer, Frederick M. Friedman, have each agreed to accept $100,000 of their cash compensation for the Company's current fiscal year ending June 30, 2003 in the form of 100,000 newly issued, unregistered shares of the Company's common stock in lieu of such cash compensation.

Under the Nasdaq rules, one prerequisite to continued listing on the Nasdaq SmallCap Market is the maintenance of a minimum closing bid price of $1.00 per share. If a quoted company's closing bid price falls below $1.00 per share for thirty (30) consecutive trading days, such company may be subject to having its shares delisted from Nasdaq. The closing bid price per share of the Company's common stock fell below $1.00 per share for the thirty
(30) consecutive trading days prior to February 11, 2003. The Company has received a letter from Nasdaq which notes the failure to satisfy the minimum closing price rule and advises the Company that Nasdaq will not commence any delisting action at this time.
In its letter, Nasdaq further advised the Company that if it can come into compliance with its minimum closing bid rules at any time during the one hundred and eighty (180) calendar days following February 11, 2003, no delisting proceedings will be commenced. In order to come into compliance with the minimum closing price rules, the closing bid price per share of the Company's common stock must be at least $1.00 for ten (10) consecutive trading days ("Minimum Closing Price Requirement"). If the Company does not meet the Minimum Closing Price Requirement during this one hundred and eighty (180) calendar day time period (August 11, 2003), Nasdaq will determine whether the Company is able to otherwise satisfy the criteria for initial listing for the Nasdaq SmallCap Market. If the Company can otherwise satisfy the initial listing criteria at that time, Nasdaq will grant the Company an additional one hundred and eighty (180) calendar day grace period to demonstrate compliance with the Minimum Closing Price Requirement. As of the date hereof, the Company has not met the Minimum Closing Price Requirement and there can be no assurance that the Company will meet said requirement or that the Company may not become subject to delisting from the Nasdaq SmallCap Market in the future.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company implemented SFAS No. 143 on July 1, 2002. Management believes that the effect of implementing this pronouncement does not have a material impact on the Company's financial condition or results of operations.

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on July 1, 2002. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management believes that the effect of adopting this pronouncement does not have a material impact on the Company's financial condition or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement is currently not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to materially impact our Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement is currently not applicable to the Company.

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

The Company is currently exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. Based on the amount outstanding as of December 31, 2002, a 100 basis point change in interest rates would result in an approximate $34,000,000 change to the Company's annual interest expense. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

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

There have been no material changes in the Company's market risk since June 30, 2002. For information regarding the Company's market risk, please refer to the Company's Annual Report on Form
10-K for the fiscal year ended June 30, 2002.


Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls
     ----------------------------

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


                             * * * * *

                    PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders

On December 13, 2002, the Company held its 2002 Annual Meeting of Stockholders. Reference is made to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, which is incorporated herein by reference, for the results of the voting by securityholders on the matters submitted for vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are being filed with this Report:

     Exhibit       Description
     -------       -----------

     10.54         Modification Agreement to the Employment
                   Agreement, as amended, with Douglas P. Fields

     10.55         Modification Agreement to the Employment
                   Agreement, as amended, with James E. Helzer

     10.56         Modification Agreement to the Employment
                   Agreement, as amended, with Frederick M. Friedman

(b)  Reports on Form 8-K:

On October 23, 2002, the Company filed a Current Report on Form
8-K under Item 9 reporting that the Company had issued a press release relating to its expense reduction plan, a copy of which was filed therewith as Exhibit 99.1.

On November 14, 2002, the Company filed a Current Report on Form 8-K under Item 9 reporting that the Company had issued a press release relating to its first quarter results (September 30, 2002), a copy of which was filed therewith as Exhibit 99.1. The press release included Condensed Statements of Operations of the Company for the first quarters ended September 30, 2002 and 2001, as well as selected balance sheet data for September 30, 2002 and the fiscal year ended June 30, 2002.

On November 14, 2002, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-Q for the quarter ended September 30, 2002. The Chief Executive Officer's certificate was filed therewith as Exhibit 99.1 and the Chief Financial Officer's certificate was filed therewith as Exhibit 99.2.

On December 20, 2002, the Company filed a Current Report on Form 8-K under Item 5 reporting that the Company had held its Annual Meeting of Stockholders on December 13, 2002 and reported on the securityholders voting on the matters submitted for vote. Additionally, on December 16, 2002, the Company filed an Amendment to its Certificate of Incorporation, a copy of which was filed therewith as Exhibit 3.1(B).

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EAGLE SUPPLY GROUP, INC.




Dated: February 14, 2003         By:     /s/ Douglas P. Fields
                                    ------------------------------------
                                    Douglas P. Fields, Chairman of the
                                    Board of Directors, Chief Executive
                                    Officer and a Director (Principal
                                    Executive Officer)





Dated: February 14, 2003         By:     /s/ Frederick M. Friedman
                                    ------------------------------------
                                    Frederick M. Friedman, Executive
                                    Vice President, Treasurer, Secretary
                                    and a Director (Principal Financial
                                    and Accounting Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
                                      /s/Douglas P. Fields
                                      --------------------------------
                                      Douglas P. Fields
                                      Chairman of the Board
                                      of Directors
                                      and Chief Executive Officer
                                      (Principal Executive Officer)

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

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
                                   /s/ Frederick M. Friedman
                                   -----------------------------------
                                   Frederick M. Friedman
                                   Chief Financial Officer
                                   (Principal Financial Officer)