Form 10-Q
period 2003-03-31
EAGLE SUPPLY GROUP INC
filed 2003-05-15
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2003
                                      ----------------

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _____________

                Commission File Number:    000-25423
                                       ------------------

                          EAGLE SUPPLY GROUP, INC.
----------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       13-3889248
----------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

122 East 42nd Street, Suite 1618,  New York, New York            10168
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


                               212-986-6190
----------------------------------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)

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

Yes  [ ]          No  [X]


The number of shares outstanding of the Registrant's Common Stock, as of May 9, 2003, was 10,255,455 shares.

                       EAGLE SUPPLY GROUP, INC.

                         INDEX TO FORM 10-Q


                                                                   PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     Consolidated Balance Sheets as of March 31, 2003
     (Unaudited) and June 30, 2002                                  3

     Consolidated Statements of Operations (Unaudited) for
     the Three Months and Nine Months Ended March 31, 2003
     and 2002                                                       4

     Consolidated Statement of Shareholders' Equity
     (Unaudited) for the Nine Months Ended March 31, 2003           6

     Consolidated Statements of Cash Flows (Unaudited) for
     the Nine Months Ended March 31, 2003 and 2002                  7

     Notes to Unaudited Consolidated Financial Statements           8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations            14

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                              28

Item 4.    Controls and Procedures                                  28

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                         30

SIGNATURES                                                          32

CERTIFICATIONS                                                      33

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                   March 31,        June 30,
                                                     2003             2002
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    674,558     $   5,355,070
  Accounts and notes receivable - trade
    (net of allowance for doubtful accounts)        28,597,820        38,875,947
  Inventories                                       36,005,206        32,690,546
  Deferred tax asset                                 2,859,000         1,910,000
  Assets of discontinued operation                     256,580         1,722,503
  Federal and state income taxes receivable            967,629              -
  Other current assets                               1,035,645         1,072,394
                                                  ------------     -------------
           Total current assets                     70,396,438        81,626,460

PROPERTY AND EQUIPMENT, net                          2,885,200         3,602,897

COST IN EXCESS OF NET ASSETS ACQUIRED, net          14,412,014        14,412,014

NOTES RECEIVABLE - TRADE (net of allowance
  for doubtful accounts)                             2,890,237              -

OTHER ASSETS                                            26,303            57,664
                                                  ------------     -------------
                                                  $ 90,610,192     $  99,699,035
                                                  ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt               $  1,250,000     $   1,245,000
  Note payable - TDA Industries, Inc.                1,000,000         1,000,000
  Note payable - related party                            -              655,000
  Accounts payable                                  28,962,840        27,695,079
  Due to related parties                               216,667              -
  Accrued expenses and other current
    liabilities                                      4,113,794         5,599,509
  Federal and state income taxes payable                  -              222,444
                                                  ------------     -------------
           Total current liabilities                35,543,301        36,417,032

LONG-TERM DEBT                                      34,283,029        40,425,435

DEFERRED TAX LIABILITY                               1,431,000         1,146,000
                                                  ------------     -------------
           Total liabilities                        71,257,330        77,988,467
                                                  ------------     -------------

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.0001 par value per
    share, 10,000,000 shares authorized;
    none issued and outstanding                           -                 -
  Common Stock, $.0001 par value per share,
    30,000,000 shares authorized; issued and
      outstanding - March 31, 2003 - 10,055,455
      shares; June 30, 2002 - 9,055,455 shares           1,005               905
  Class A Non-Voting Common Stock, $.0001 par
    value per share, 10,000,000 shares
    authorized; none issued and outstanding               -                 -
  Additional paid-in capital                        19,212,083        18,248,903
  Retained earnings                                    139,774         3,460,760
                                                  ------------     -------------
           Total shareholders' equity               19,352,862        21,710,568
                                                  ------------     -------------
                                                  $ 90,610,192     $  99,699,035
                                                  ============     =============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
----------------------------------------------------------------------------

                                                  THREE MONTHS                      NINE MONTHS
                                              2003            2002             2003              2002

REVENUES                                  $ 44,410,764    $ 45,034,479    $ 156,468,812     $ 169,879,986

COST OF SALES                               34,288,889      33,437,562      119,259,565       127,458,949
                                          ------------    ------------    -------------     -------------
                                            10,121,875      11,596,917       37,209,247        42,421,037
                                          ------------    ------------    -------------     -------------

OPERATING EXPENSES (including provisions
  for doubtful accounts of $1,484,410,
  $335,288, $2,710,247 and $1,258,615,
  respectively)                             13,343,141      11,285,287       39,620,392        36,692,141

DEPRECIATION AND AMORTIZATION                  246,528         374,017          780,883         1,105,003
                                          ------------    ------------    -------------     -------------
                                            13,589,669      11,659,304       40,401,275        37,797,144
                                          ------------    ------------    -------------     -------------
(LOSS) INCOME FROM
  CONTINUING OPERATIONS                     (3,467,794)        (62,387)      (3,192,028)        4,623,893
                                          ------------    ------------    -------------     -------------
OTHER INCOME (EXPENSE):
  Interest income                               91,712          40,565          257,489           198,984
  Interest expense                            (340,414)       (484,838)      (1,282,430)       (1,763,593)
                                          ------------    ------------    -------------     -------------
                                              (248,702)       (444,273)      (1,024,941)       (1,564,609)
                                          ------------    ------------    -------------     -------------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                (3,716,496)       (506,660)      (4,216,969)        3,059,284

(BENEFIT) PROVISION FOR INCOME TAXES        (1,326,000)       (190,000)      (1,500,000)        1,069,000
                                          ------------    ------------    -------------     -------------
NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS                     (2,390,496)       (316,660)      (2,716,969)        1,990,284
                                          ------------    ------------    -------------     -------------

DISCONTINUED OPERATION:
  Loss from discontinued operation
    (including loss on disposal of
    $90,000)                                      -           (163,470)        (306,017)         (374,303)

  Benefit for income taxes                        -            (61,000)        (115,000)         (140,000)
                                          ------------    ------------    -------------     -------------
LOSS FROM DISCONTINUED OPERATION                  -           (102,470)        (191,017)         (234,303)
                                          ------------    ------------    -------------     -------------

NET (LOSS) INCOME BEFORE EFFECT OF
  ACCOUNTING CHANGE                         (2,390,496)       (419,130)      (2,907,986)        1,755,981

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAXES                            -               -            (413,000)             -
                                          ------------    ------------    -------------     -------------
NET (LOSS) INCOME                         $ (2,390,496)   $   (419,130)   $  (3,320,986)    $   1,755,981
                                          ============    ============    =============     =============


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (Cont'd)
----------------------------------------------------------------------------

                                                  THREE MONTHS                      NINE MONTHS
                                              2003            2002             2003              2002

BASIC AND DILUTED
   NET (LOSS) INCOME PER SHARE:
     Net (loss) income from continuing
       operations                         $     (.25)     $      (.04)    $      (.29)      $        .24

     Loss from discontinued operation             -              (.01)           (.02)              (.03)

     Cumulative effect of accounting
       change                                     -              -               (.05)              -
                                          ----------      -----------     -----------       ------------
                                          $     (.25)     $      (.05)    $      (.36)      $        .21
                                          ==========      ===========     ===========       ============
SHARES OF COMMON STOCK USED IN
  BASIC AND DILUTED NET (LOSS)
  INCOME PER SHARE                         9,644,344        8,510,000       9,248,886          8,510,000
                                          ==========      ===========     ===========       ============














See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2003



                                                                                         Additional
                                           Preferred Shares         Common Shares         Paid-In       Retained
                                           Shares    Amount      Shares      Amount       Capital       Earnings       Total
BALANCE, JULY 1, 2002                         -      $  -       9,055,455    $   905   $ 18,248,903   $ 3,460,760   $ 21,710,568

  Net loss                                    -         -            -           -             -       (3,320,986)    (3,320,986)

  Proceeds from private placement of
    Common Stock and Warrants, net
    of expenses                               -         -       1,000,000        100        963,180        -             963,280
                                           -------   -------   ----------    -------   ------------   -----------   ------------
BALANCE, MARCH 31, 2003                       -      $  -      10,055,455    $ 1,005   $ 19,212,083   $   139,774   $ 19,352,862
                                           =======   =======   ==========    =======   ============   ===========   ============










See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
----------------------------------------------------------------------------

                                                    2003           2002
OPERATING ACTIVITIES:
  Net (loss) income from continuing
    operations                                $  (2,716,969)  $    1,990,284
  Loss from discontinued operation,
    net of taxes                                   (191,017)        (234,303)
  Cumulative effect of accounting change,
    net of taxes                                   (413,000)            -
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Depreciation and amortization                 795,937        1,134,751
      Deferred income taxes                        (664,000)        (135,013)
      Increase in allowance for doubtful
         accounts                                 2,398,319        1,090,295
      Changes in assets and liabilities:
        Decrease (increase) in accounts
          and notes receivable                    4,989,571          (70,263)
        Increase in inventories                  (3,314,660)      (4,415,083)
        Decrease in assets of discontinued
          operation                               1,465,923             -
        Decrease (increase) in other
          current assets                             36,749         (132,182)
        Increase in accounts payable              1,267,761          799,059
        Increase in due to related parties          216,667             -
        Decrease in accrued expenses and
          other current liabilities              (1,485,715)        (345,006)
        (Decrease) increase in federal and
          state income taxes                     (1,190,073)         681,059
                                              -------------   --------------
           Net cash provided by operating
             activities                           1,195,493          363,598
                                              -------------   --------------

INVESTING ACTIVITIES:
  Capital expenditures                              (46,879)        (301,922)
  Payment of contingent consideration for
    the purchase of JEH Co.                            -            (314,864)
  Payment of contingent consideration for
    the purchase of MSI Co.                            -            (225,981)
                                              -------------   --------------
           Net cash used in investing
             activities                             (46,879)        (842,767)
                                              -------------   --------------
FINANCING ACTIVITIES:
  Principal borrowings on long-term debt        172,901,330      205,970,097
  Principal reductions on long-term debt       (179,693,736)    (207,365,017)
  Proceed from private placement, net of
    related expenses                                963,280             -
                                              -------------   --------------
           Net cash used in financing
             activities                          (5,829,126)      (1,394,920)
                                              -------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (4,680,512)      (1,874,089)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          5,355,070        5,679,891
                                              -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $     674,558   $    3,805,802
                                              =============   ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest    $   1,282,430   $    1,763,651
                                              =============   ==============

  Cash paid during the period for income
    taxes                                     $      29,548   $      382,954
                                              =============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INFORMATION:
  Reclassification of notes receivable
    - trade (net of allowance for
      doubtful accounts)                      $   2,890,237    $     -
                                              =============   ==============

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

Operating results for the three months and nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission.

Business Description - The Company is a majority-owned subsidiary of TDA Industries, Inc. ("TDA") and was organized on May 1, 1996, as a Delaware corporation, to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

Basis of Presentation - The Company operates in a single industry segment and all of its revenues are derived from sales to third party customers in the United States.
Basic Net Income (Loss) Per Share - Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented and excludes any potential dilution. Diluted net income (loss) per share was calculated similarly and would generally include potential dilution from the exercise of stock options and warrants. There were no such dilutive options or warrants for the periods presented.

Comprehensive Income (Loss) - For the three months and nine months ended March 31, 2003 and 2002, comprehensive income (loss) was equal to net income (loss).

Shipping and Handling Fees and Costs - The Company includes shipping and handling charges billed to customers in revenues. The related costs associated with shipping and handling are included as a component of cost of sales.

Advertising Costs - The Company expenses advertising costs as incurred. The Company's advertising expenses are net of the portion of advertising costs shared with manufacturers.

Revenue Recognition - The Company recognizes revenues when the earnings process is complete, title is transferred to the customer, and when collectability of the fixed sales price is reasonably assured. Title transfers to the customer upon delivery to the customer's job site or upon pick up by the customer at a Company distribution center.

Reclassifications - Certain reclassifications have been made in the prior periods' financial statements in order to conform to the classifications in the current periods.

2.    ACCOUNTS AND NOTES RECEIVABLE - TRADE

Accounts and notes receivable - trade are as follows:

                                    March 31,         June 30,
                                      2003              2002
                                                     (See Note)

Accounts receivable               $  33,355,887     $  43,320,881
Notes receivable                      5,082,164           106,741
                                  -------------     -------------
                                     38,438,051        43,427,622

Allowance for doubtful accounts      (6,949,994)       (4,551,675)
                                  -------------     -------------
                                  $  31,488,057     $  38,875,947
                                  =============     =============

Current                           $  28,597,820     $  38,875,947
Long-term                             2,890,237            -
                                  -------------     -------------
                                  $  31,488,057     $  38,875,947
                                  =============     =============

Note: At June 30, 2002, as originally reported, accounts and notes receivable - trade included approximately $756,000 of accounts receivable of a discontinued operation sold in January, 2003.


3.   NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company implemented SFAS No. 143 on July 1, 2002. Management believes that the effect of implementing this pronouncement does not have a material impact on the Company's financial condition or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement are effective for transactions occurring, and financial statements issued, on or after May 15, 2002. The Company adopted the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies FASB's Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement currently is not applicable to the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement currently is not applicable to the Company.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ending June 30, 2003.

In adopting the new guidance, the Company changed its previous method of accounting, which was consistent with generally accepted accounting principles. Under the previous accounting method, vendor allowances were treated as a reduction of cost of sales when such allowances were earned. Under the new accounting guidance, vendor allowances are considered a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold.

The adoption of EITF 02-16, effective July 1, 2002, resulted in a cumulative effect of accounting change of $413,000, net of $222,000 of taxes, to reflect the deferral of certain allowances as a reduction of inventory cost. The impact of this accounting change for the three months and nine months ended March 31, 2003 was an increase of $405,000 and $20,000, respectively, in cost of sales. On a comparable basis, the impact of this accounting change for the three months and nine months ended March 31, 2002 would have been an increase of $275,000 and a decrease of $30,000, respectively, in cost of sales.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not used derivative instruments and does not expect the adoption of this statement to have a material effect on the Company.

4.   LONG-TERM DEBT

In June 2000, and as subsequently amended, with the last amendment dated as of May 12, 2003, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and limited partnership as borrowers. The loan agreement increased the credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. The credit facility bears interest as follows (with the alternatives at the borrowers' election):

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

   * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and originally was going to mature on October 21, 2003. The credit facility contains an evergreen provision which provides for an automatic one-year extension of the maturity date, provided either the borrowers or the lender does not notify the other in writing of its intention not to renew within 180 days of the scheduled maturity date. Since neither the borrowers nor the lender provided the other with the required notice, the maturity date of the credit facility has been extended to October 21, 2004.

The credit facility contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed.

5.    STOCK-BASED EMPLOYEE COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the Company's stock option plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the dates of the grants. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the Company's net income and earnings per share for the three-month and nine-month periods ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:


                                         THREE MONTHS                      NINE MONTHS
                                    2003             2002              2003           2002

Net (loss) income               $ (2,390,496)    $   (419,130)    $ (3,320,986)   $  1,755,981
Deduct - compensation costs,
  net of taxes                       (32,070)         (32,070)         (96,211)        (96,211)
                                ------------     ------------     ------------    ------------
Proforma net (loss) income      $ (2,422,566)    $   (451,200)    $ (3,417,197)   $  1,659,770
                                ============     ============     ============    ============

Basic and diluted net (loss)
  income per share:
    As reported                 $       (.25)    $       (.05)    $       (.36)   $        .21
                                ============     ============     ============    ============

    Proforma net (loss) income  $       (.25)    $       (.05)    $       (.37)   $        .20
                                ============     ============     ============    ============


The Company used the Black-Scholes model with the following assumptions in the calculation of fair value: risk-free interest rate of 5.5%, an expected life of three years, expected volatility of 19.72% and dividends of 0%.



                            * * * * *

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected.
In evaluating these statements, some of the factors that you should consider include the following:

     * general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

     * we may be unable to find suitable equity or debt financing when needed on costs and terms as favorable to us as our current financing or on terms that are commercially reasonable to us;

     * our costs of capital including interest rates and related fees and expenses may increase;

     * we may be unable to locate suitable facilities or personnel to open or maintain distribution center locations;

     * we may be adversely affected by changes in our costs of doing business including costs of fuel, labor and related benefits, occupancy, and the cost and availability of insurance;

     * we may be unable to identify suitable acquisition candidates or, if identified, unable to consummate any such acquisitions;

     * there may be interruptions or cancellations of sources of supply of products to be distributed or significant increases in the costs of such products, or changes in the terms of purchase that may be less favorable to us;

     * there may be changes in the cost or pricing of, or consumer demand for, our or our industry's distributed products that may adversely affect our ability to sell our products at certain levels of markup (gross profit margin);

     * weather conditions in our market areas may adversely affect our business;

     * we may be unable to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable;

     * there may be changes in the new housing market or the market for construction, renovation and repair relating to the product lines that we sell in various market areas that may adversely affect our business;

     * the number of shares of common stock that the Company has outstanding and the number of shares of common stock used to calculate our basic and diluted earnings per share may increase and adversely affect our earnings per share calculations;

     * there may be a significant increase in competitive pressures; and

     * there may be changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in the Company's filings (including its Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

The preparation of these unaudited financial statements in conformity with generally accepted accounting principles requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the dates of the financial statements. Significant estimates which are reflected in these consolidated financial statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for determining charges for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to accounts and notes receivable, inventories, tangible and intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on an assessment of contractual obligations, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company believes the following critical accounting policies are based upon its more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the failure of its customers to make payments when due or within a reasonable period of time thereafter. Although many factors can affect the failure of customers to make required payments when due, one of the most unpredictable is weather, which can have a positive as well as negative impact on the Company's customers. For example, severe or catastrophic weather conditions, such as hailstorms or hurricanes, will generally increase the level of activity of the Company's customers, thus enhancing their ability to make required payments. On the other hand, weather conditions such as heavy rain or snow, or ice storms, will generally preclude customers from installing the Company's products on job sites and collecting from their own customers, which conditions could result in the inability of the Company's customers to make required payments when due. Errors by the Company in estimating its allowances for doubtful accounts and notes receivable could have a material adverse affect on the Company's financial position, results of operations and cash flows.

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

The Company tests for impairment annually and when indicators of impairment occur. In connection with the annual test for impairment, management reviews various generally accepted valuation methodologies for valuing goodwill. Management reviewed the carrying value of the goodwill on its balance sheets as of September 30, 2002, December 31, 2002 and March 31, 2003 in light of the fact that the Company's stock market capitalization of its outstanding equity securities as of those dates was below its total shareholders' equity (book value). Management concluded that the market price of the Company's common stock is not the best indication of the fair market value of the Company. Management believes that, with respect to the Company, the better indicator of fair market value results from the use of the discounted estimated future cash flow method, which includes an estimated terminal value component. This method is based on management's estimates, which will vary if the judgments and assumptions used to estimate the related business's future revenues, gross profit margins, operating expenses, interest rates, and other factors, prove to be inaccurate. If such judgments, assumptions and estimates prove to be incorrect, then the Company's carrying value of goodwill may be overstated on the Company's balance sheet, and the Company's results of operations may not reflect the impairment charge that would have resulted if such judgments, assumptions and estimates had been correct. Any failure to correctly write down goodwill for impairment could have a material adverse affect on the Company's financial condition and results of operations. Management will perform the required annual test for impairment as of June 30, 2003.

The Company identified reporting units by determining the level at which separate financial statements are prepared and regularly reviewed by management.

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

Results of Operations

Three Months Ended March 31, 2003
Compared to the Three Months Ended March 31, 2002

Revenues of the Company during the three-month period ended March 31, 2003 decreased by approximately $600,000 (1.4%) to approximately $44.4 million from approximately $45 million in fiscal 2002. This decrease may be attributed primarily to a decrease in revenues of approximately $2.3 million generated from "storm" distribution centers opened for more than one year, offset by an increase in revenues of approximately $800,000 from storm centers opened in fiscal 2003 and during the last quarter of fiscal 2002, approximately $500,000 that had been generated from "greenfield" distribution centers opened for more than one year and approximately $400,000 from greenfield centers opened in fiscal 2003 and during the last quarter of fiscal 2002.

Cost of sales decreased between the 2003 and 2002 three-month periods at a lesser rate than the decrease in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues increased to 77.2% in the three-month period ended March 31, 2003 from 74.2% in the three-month period ended March 31, 2002, and gross profit as a percentage of revenues decreased to 22.8% in the three-month period ended March 31, 2003 from 25.8% in the three-month period ended March 31, 2002. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 for the three-month period ended March 31, 2003 was an increase of $405,000 in cost of sales. On a comparable basis, the impact of this accounting change for the three-month period ended March 31, 2002 would have been an increase of $275,000 in cost of sales. Had the effect of EITF 02-16 been recorded in both three-month periods presented, gross profit as a percentage of revenues would have been 22.8% in the three-month period ended March 31, 2003 compared to 25.1% in the three-month period ended March 31, 2002.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $1.9 million (16.6%) between the 2003 and 2002 three-month periods presented. Of this increase, approximately $1.1 million may be attributed to an increase in the reserves for doubtful accounts and notes receivable, approximately $300,000 in increased insurance premiums and approximately $300,000 to the operating expenses of new distribution centers and increases in various other operating expenses. Regarding the increase in the reserves for doubtful accounts, during the three-months ended March 31, 2003 the Company added approximately $1.1 million, net of write-offs of approximately $344,000, to its reserves for doubtful accounts.
This increase was attributed to the failure of the aging of the Company's accounts receivable to improve. At March 31, 2003, the Company's accounts receivable over 90 days past due significantly increased. As a result of the foregoing, management concluded that the deterioration in the aging of the Company's accounts receivable during the three-months ended March 31, 2003, which historically is our slowest collection quarter, warranted the increase in the reserves for doubtful accounts. Approximately $1 million of the increase in the reserves for doubtful accounts at March 31, 2003 was attributed to amounts due from certain specific customers aggregating approximately $6.3 million. These customers accounted for 1.6% and 3.2% of the Company's total revenues for the three-month periods ended March 31, 2003 and 2002, respectively. Depreciation and amortization decreased by an aggregate of approximately $127,000 (34.1%) between the 2003 and 2002 three-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 30.6% in the three-month period ended March 31, 2003 compared to 25.9% in the three-month period ended March 31, 2002.

Interest income increased by approximately $51,000 (126.1%) between the 2003 and 2002 three-month periods presented. This increase is primarily attributable to interest of approximately $60,000 earned and collected on notes receivable, offset by lower rates of interest earned on short-term investments.

Interest expense decreased by approximately $144,000 (29.8%) between the 2003 and 2002 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, in January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2003 and 2002 three and nine-month periods presented, and, accordingly, the previously reported results of operations for the 2002 three and nine-month periods have been restated to reflect this reclassification of the discontinued operation.

During the three-month period ended September 30, 2002, management commenced expense reductions that, as previously reported, were anticipated to reduce operating expenses inclusive of payroll and other items, when fully implemented, by approximately $2.7 million on an annualized basis.

In order to service anticipated business resulting from storm activity which occurred subsequent to March 31, 2003 in some of our market areas, we have hired personnel and otherwise increased our operating capacity, the effect of which will be to increase our operating expenses in the fourth quarter of fiscal 2003 ending June 30, 2003, and subsequent quarters, thereby offsetting some of the expense reductions that we previously implemented and reported.

The loss from continuing operations for the three-month period ended March 31, 2003 was consistent with management's expectations for the quarter.


Nine Months Ended March 31, 2003
Compared to the Nine Months Ended March 31, 2002

Revenues of the Company during the nine-month period ended March 31, 2003 decreased by approximately $13.4 million (7.9%) to approximately $156.5 million from approximately $169.9 million in fiscal 2002. This decrease may be attributed primarily to decreases in revenues of approximately $23.8 million generated from storm centers opened for more than one year and from storm centers and greenfield centers closed during fiscal 2003 or during the last quarter of fiscal 2002 of approximately $200,000 and $1 million, respectively, offset by an increase in revenues from storm centers and greenfield centers opened in fiscal 2003 and during the last quarter of fiscal 2002 of approximately $3.1 million and $1.1 million, respectively, and approximately $7.5 million that had been generated from greenfield centers opened for more than one year.

Cost of sales decreased between the 2003 and 2002 nine-month periods at a lesser rate than the decrease in revenues between these nine-month periods. Accordingly, cost of sales as a percentage of revenues increased to 76.2% in the nine-month period ended March 31, 2003 from 75% in the nine-month period ended March 31, 2002, and gross profit as a percentage of revenues decreased to 23.8% in the nine-month period ended March 31, 2003 from 25% in the nine-month period ended March 31, 2002. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 for the nine-month period ended March 31, 2003 was an increase of $20,000 in cost of sales. On a comparable basis, the impact of this accounting change for the nine-month period ended March 31, 2002 would have been a decrease of $30,000 in cost of sales. Had the effect of EITF 02-16 been recorded in both nine-month periods presented, gross profit as a percentage of revenues would have been 23.8% in the nine-month period ended March 31, 2003 compared to 25% in the nine-month period ended March 31, 2002.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $2.6 million (6.9%) between the 2003 and 2002 nine-month periods presented. This increase may be attributed to an increase in the reserves for doubtful accounts and notes receivable of approximately $1.5 million, approximately $700,000 in increased insurance premiums and approximately $900,000 to the operating expenses of new distribution centers, offset by decreases in various other operating expenses. Depreciation and amortization decreased by an aggregate of approximately $324,000 (29.3%) between the 2003 and 2002 nine-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 25.8% in the nine-month period ended March 31, 2003 compared to 22.2% in the nine-month period ended March 31, 2002.

Interest income increased by approximately $58,000 (29.4%) between the 2003 and 2002 nine-month periods presented. This increase is primarily attributable to interest of approximately $125,000 earned and collected on notes receivable, offset by lower rates of interest earned on short-term investments of approximately $67,000.

Interest expense decreased by approximately $481,000 (27.3%) between the 2003 and 2002 nine-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, in January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2003 and 2002 three and nine-month periods presented, and, accordingly, the previously reported results of operations for the 2002 three and nine-month periods have been restated to reflect this reclassification of the discontinued operation.

During the three-month period ended September 30, 2002, management commenced expense reductions that, as previously reported, were anticipated to reduce operating expenses inclusive of payroll and other items, when fully implemented, by approximately $2.7 million on an annualized basis.

In order to service anticipated business resulting from storm activity which occurred subsequent to March 31, 2003 in some of our market areas, we have hired personnel and otherwise increased our operating capacity, the effect of which will be to increase our operating expenses in the fourth quarter of fiscal 2003 ending June 30, 2003, and subsequent quarters, thereby offsetting some of the expense reductions that we previously implemented and reported.
The loss from continuing operations for the nine-month period ended March 31, 2003 was consistent with management's expectations.

Liquidity and Capital Resources

The Company's working capital was approximately $34,853,000 and $45,209,000 at March 31, 2003 and June 30, 2002, respectively. At March 31, 2003, the Company's current ratio was 1.98 to 1 compared to 2.24 to 1 at June 30, 2002.

Net cash provided by operating activities for the nine months ended March 31, 2003 increased by approximately $800,000 to approximately $1.2 million from approximately $360,000 for the nine months ended March 31, 2002. This increase was attributed principally to increases in reserves for doubtful accounts of approximately $1.3 million attributed to the deterioration in the aging of the Company's accounts and notes receivable and decreases in accounts and notes receivable of approximately $5.1 million, assets of a discontinued operation of approximately $1.5 million, inventories of $1.1 million, and increases in accounts payable of approximately $500,000 and due to related parties of approximately $200,000, offset by a decreases in net income of approximately $5 million, depreciation and amortization of approximately $300,000, accrued expenses and other current liabilities of approximately $1.1 million and federal and state income taxes of approximately $1.9 million and an increase in deferred income taxes of approximately $500,000.

Net cash used in investing activities for the nine months ended March 31, 2003 decreased by approximately $800,000 to approximately $50,000 from approximately $850,000 for the nine months ended March 31, 2002. This decrease may be attributed to a decrease in capital expenditures of approximately $250,000 and a decrease of approximately $550,000 in contingent consideration payments of acquired companies. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $400,000, of which approximately $100,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete in its market areas.

Net cash used in financing activities for the nine months ended March 31, 2003 increased by approximately $4.4 million to approximately $5.8 million from approximately $1.4 million for the nine months ended March 31, 2002. This increase may be attributed to an increase in principal repayments of long-term debt of approximately $5.4 million, offset by the net proceeds from the private placement of common of stock and warrants of approximately $968,000.

In February 2003, the Company's President, James E. Helzer, invested $1,000,000 in cash in the Company by purchasing one million newly issued, unregistered shares of the Company's common stock and a newly issued, unregistered common stock purchase warrant to purchase an additional one million shares of the Company's common stock at an exercise price of $1.50 per share for five years from the date of issuance. Pursuant to the terms of his investment, the exercise price of the warrant is subject to typical anti-dilution provisions as well as a provision providing for an adjustment to the exercise price of the warrant in the event that the Company enters into certain transactions in which the Company issues and sells its common stock at a price below the then-current exercise price of the warrant (a "Diluting Issuance"). Under the terms of the warrant, Mr. Helzer is required to seek approval of the Company's stockholders for (a) any adjustment of the exercise price of the warrant below $0.875 per warrant share due to a Diluting Issuance and (b) prior to exercising the warrant for more than 811,090 warrant shares. The Company anticipates holding a stockholder vote on these matters during the fiscal quarter ending
June 30, 2003.   In addition, commencing on August 6, 2003, Mr.
Helzer is entitled to demand the filing of a Form S-3 Registration Statement with the Securities and Exchange Commission to register the shares of common stock that he purchased in the transaction, as well as the shares issuable upon exercise of the warrant.

Acquisitions

In July 1997, JEH/Eagle Supply, Inc. ("JEH Eagle"), currently a wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets of JEH Company ("JEH Co."), a Texas corporation, wholly-owned by the current President of the Company. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to JEH Co. or its designee, was to be paid by JEH Eagle. For the fiscal year ended June 30, 2001, additional consideration of approximately $315,000 was paid to JEH Co. or its designee. All of such additional consideration increased goodwill. No additional consideration was payable to JEH Co. or its designee for fiscal 2002, and the Company had no future obligation for such additional consideration as of June 30, 2002. The balance of the initial purchase price in the amount of $655,284 was paid in cash on October 15, 2002.

In October 1998, MSI Eagle Supply, Inc. ("MSI Eagle"), then a wholly-owned subsidiary of TDA and later of the Company (see below), which subsequently merged with and into JEH Eagle, acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), a Texas corporation. In addition to the initial purchase price, certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) For the fiscal year ended June 30, 2001, additional consideration of approximately $226,000 was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2002, additional consideration of approximately $260,000 was payable to MSI Co. or its designee as of March 31, 2003, which was paid in May 2003. All of such additional consideration increased goodwill.

JEH Eagle and MSI Eagle were originally wholly-owned subsidiaries of TDA which were acquired by the Company simultaneously with the consummation of our initial public offering in March 1999.

Credit Facilities

In June 2000, and as subsequently amended, with the last amendment dated as of May 12, 2003, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and limited partnership as borrowers. The loan agreement increased the credit facility by $5 million, to $44,975,000, and lowered the average interest rate by approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing was made available for acquisitions. The credit facility bears interest as follows (with the alternatives at the borrowers' election):

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

     * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and originally was going to mature on October 21, 2003. The credit facility contains an evergreen provision which provides for an automatic one-year extension of the maturity date provided either the borrowers or the lender does not notify the other in writing of its intention not to renew within 180 days of the scheduled maturity date. Since neither the borrowers nor the lender provided the other with the required notice, the maturity date of the credit facility has been extended to October 21, 2004.

The credit facility contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed.

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

Recent Developments

During the nine-month period ended March 31, 2003, the Company reclassified approximately $2.9 million, net of allowance for doubtful accounts, from current accounts and notes receivable to long-term notes receivable. Management met with the Company's largest customers which were unable to make sufficient payment on their accounts when due or within a reasonable period of time after they became due to negotiate a formal payment schedule on terms that would enable the Company to begin collecting on past due accounts and notes receivable in amounts reasonably satisfactory to the Company. As a result, the Company accepted notes from these customers, with personal guarantees and additional collateral wherever possible. These notes bear interest at rates ranging from 6% to 18% with repayment periods ranging between 11 months and slightly longer than 7 years as of March 31, 2003. Those notes receivable with maturity dates longer than 12 months are those that were reclassified to long-term. Given the uncertainty associated with these past due accounts, the Company is recognizing interest income on these notes on a cash basis.

In February 2003, the Company's Chairman and Chief Executive Officer, Douglas P. Fields, and its Executive Vice President and Chief Financial Officer, Frederick M. Friedman, have each agreed to accept $100,000 of their cash compensation for the Company's current fiscal year ending June 30, 2003 in the form of 100,000 newly issued, unregistered shares of the Company's common stock in lieu of such cash compensation. These shares were issued April 11, 2003.

During the three-month period ended September 30, 2002, management commenced expense reductions that, as previously reported, were anticipated to reduce operating expenses inclusive of payroll and other items, when fully implemented, by approximately $2.7 million on an annualized basis.

In order to service anticipated business resulting from storm activity which occurred subsequent to March 31, 2003 in some of our market areas, we have hired personnel and otherwise increased our operating capacity, the effect of which will be to increase our operating expenses in the fourth quarter of fiscal 2003 ending June 30, 2003, and subsequent quarters, thereby offsetting some of the expense reductions that we previously implemented and reported.

The loss from continuing operations for the nine-month period ended March 31, 2003 was consistent with management's expectations.

Under the Nasdaq rules, one prerequisite to continued listing on the Nasdaq SmallCap Market is the maintenance of a minimum closing bid price of $1.00 per share. If a quoted company's closing bid price falls below $1.00 per share for thirty (30) consecutive trading days, such company may be subject to having its shares delisted from Nasdaq. The closing bid price per share of the Company's common stock fell below $1.00 per share for the thirty
(30) consecutive trading days prior to February 11, 2003. The Company received a letter from Nasdaq which noted the failure to satisfy the minimum closing price rule and advised the Company that Nasdaq would not commence any delisting action at that time. In its letter, Nasdaq further advised the Company that if it can come into compliance with its minimum closing bid rules at any time during the one hundred and eighty (180) calendar days following February 11, 2003, no delisting proceedings would be commenced. In order to come into compliance with the minimum closing price rules, the closing bid price per share of the Company's common stock must be at least $1.00 for ten (10) consecutive trading days ("Minimum Closing Price Requirement"). If the Company did not meet the Minimum Closing Price Requirement during this one hundred and eighty (180) calendar day time period (August 11, 2003), Nasdaq would determine whether the Company is able to satisfy otherwise the criteria for initial listing for the Nasdaq SmallCap Market.
If the Company could otherwise satisfy the initial listing criteria at that time, Nasdaq would grant the Company an additional one hundred and eighty (180) calendar day grace period to demonstrate compliance with the Minimum Closing Price Requirement. As of the date hereof, the Company believes that is has met the Minimum Closing Price Requirement but has not been so notified by NASDAQ. There can be no assurance that the Company may not become subject to delisting from the Nasdaq SmallCap Market in the future.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company implemented SFAS No. 143 on July 1, 2002. Management believes that the effect of implementing this pronouncement does not have a material impact on the Company's financial condition or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement are effective for transactions occurring, and financial statements issued, on or after May 15, 2002. The Company adopted the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies FASB's Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement currently is not applicable to the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement currently is not applicable to the Company.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ending June 30, 2003.

In adopting the new guidance, the Company changed its previous method of accounting, which was consistent with generally accepted accounting principles. Under the previous accounting method, vendor allowances were treated as a reduction of cost of sales when such allowances were earned. Under the new accounting guidance, vendor allowances are considered a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold.

The adoption of EITF 02-16, effective July 1, 2002, resulted in a cumulative effect of accounting change of $413,000, net of $222,000 of taxes, to reflect the deferral of certain allowances as a reduction of inventory cost. The impact of this accounting change for the three months and nine months ended March 31, 2003 was an increase of $405,000 and $20,000, respectively, in cost of sales. On a comparable basis, the impact of this accounting change for the three months and nine months ended March 31, 2002 would have been an increase of $275,000 and a decrease of $30,000, respectively, in cost of sales.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not used derivative instruments and does not expect the adoption of this statement to have a material effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's carrying value of cash and cash equivalents, trade accounts and notes receivable, inventories, deferred tax asset, income taxes receivable, goodwill, accounts payable, accrued expenses, deferred tax liability and its existing line of credit facility are a reasonable approximation of their fair value.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

The Company is currently exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. Based on the amount outstanding as of March 31, 2003, a 100 basis point change in interest rates would result in an approximate $335,000 charge to the Company's annual interest expense. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

The Company's business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers' inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. The Company's future results could be materially and adversely impacted by changes in these or other factors. (See also "Risk Factors" in the Company's filings with the Securities and Exchange Commission (including its Forms 10-K and registration statements) for a description of some, but not all, risks, uncertainties and contingencies.)

There have been no material changes in the Company's market risk since June 30, 2002. For information regarding the Company's market risk, please refer to the Company's Annual Report on Form
10-K for the fiscal year ended June 30, 2002.

Item 4.  Controls and Procedures

In meeting our responsibility for the reliability of our financial statements, the Company maintains a system of internal controls. This system is designed to provide management with reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. The concept of reasonable assurance recognizes that the design, monitoring and revision of internal accounting and other controls involve, among other considerations, management's judgments with respect to the relative costs and expected benefits of specific control measures. An effective system of internal controls, no matter how well designed, has inherent limitations and may not prevent or detect a material misstatement in published financial statements. Nevertheless, management believes that its system of internal controls provides reasonable assurance with respect to the reliability of its consolidated financial statements.

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




                            * * * * *

                   PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are being filed with this Report:

Exhibit    Description
-------    -----------

10.57 Fifth Amendment to Amended, Restated and Consolidated Loan and Security Agreement and First Amendment to Subordination Agreement.


(b)     Reports on Form 8-K:

On February 7, 2003, the Company filed a Current Report on Form 8-K under Item 5 to (i) disclose that the Company had entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James E. Helzer to sell shares of the Company's newly issued common stock, and a warrant to purchase additional shares of newly issued common stock (the "Warrant") in a private placement transaction for gross proceeds to the Company, prior to the deduction of fees and expenses, of $1,000,000 and to include the press release issued by the Company announcing the consummation of the private placement offering and other matters. A copy of the Securities Purchase Agreement, the Warrant, the related fairness opinions and the press release were filed therewith as Exhibit 4.1, Exhibit 4.2, Exhibit 99.1,
Exhibit 99.2 and Exhibit 99.3, respectively.

On February 14, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-Q for the quarter ended December 31, 2002. The Chief Executive Officer's certificate was filed therewith as Exhibit 99.1 and the Chief Financial Officer's certificate was filed therewith as Exhibit 99.2.

On February 18, 2003, the Company filed a Current Report on Form 8-K and a Form 8-K/A (which included certain corrections to the Form 8-K) under Item 9 reporting that the Company had issued a press release on February 14, 2003 announcing its earnings for the quarter ended December 31, 2002, certain business plans and objectives, and consummation of a private placement transaction with the Company's President and Chief Operating Officer, a copy of which was filed therewith as Exhibit 99.1. The press release included Condensed Statements of Operations of the Company for the second quarters ended December 31, 2002 and 2001, as well as selected balance sheet data for December 31, 2002 and the fiscal year ended June 30, 2002.

On February 26, 2003, the Company filed a Current Report on Form 8-K under Item 9 regarding the Company's projected revenues, net income, and earnings per share for the fourth quarter of the current fiscal year ending June 30, 2003, and for our 2004 fiscal year ending June 30, 2004.

On April 11, 2003, the Company filed a Current Report on Form 8-K under Item 9 reporting that (i) unusual and severe storm activity recently has taken place in certain of the Company's existing market areas and the potential impact thereof on and
(ii) it anticipated that it would report a loss for the quarter ended March 31, 2003, which will be announced in the middle of May 2003.

On May 12, 2003, the Company filed a Current Report on Form 8-K under Item 5 to disclose that after discussions with Nasdaq, the Company had entered into a First Amendment to Securities Purchase Agreement, dated May 5, 2003, with James E. Helzer and TDA Industries, Inc., and a First Amendment to Warrant, dated May 5, 2003, to include changes requiring certain stockholder approvals prior to the exercise of the warrants under certain circumstances. A copy of the First Amendment to Securities Purchase Agreement and the First Amendment to Warrant were filed therewith as Exhibit 4.1 and Exhibit 4.2, respectively.

                           SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EAGLE SUPPLY GROUP, INC.




Dated: May 14, 2003                By: /s/ Douglas P. Fields
                                      -------------------------------
                                      Douglas P. Fields, Chairman
                                      of the Board of Directors,
                                      Chief Executive Officer and a
                                      Director (Principal Executive
                                      Officer)





Dated: May 14, 2003                By: /s/ Frederick M. Friedman
                                      --------------------------------
                                      Frederick M. Friedman, Executive
                                      Vice President, Treasurer,
                                      Secretary and a Director
                                      (Principal Financial and
                                      Accounting Officer)

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



Date: May 14, 2003                  /s/Douglas P. Fields
                                    ----------------------------------
                                    Douglas P. Fields
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

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


Date: May 14, 2003                      /s/ Frederick M. Friedman
                                        -------------------------------
                                        Frederick M. Friedman
                                        Chief Financial Officer
                                        (Principal Financial Officer)