Form 10-K
period 2003-06-30
EAGLE SUPPLY GROUP INC
filed 2003-09-29
CIK 1016959

=====================================================================

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                         ---------------

                            FORM 10-K

                         ---------------


 [X] Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

             For the fiscal year ended June 30, 2003
                                       -------------

                               OR
 [ ] Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                 Commission File Number 0-25423

                    EAGLE SUPPLY GROUP, INC.
     ------------------------------------------------------
     (Exact name of Registrant as Specified in its Charter)

         Delaware                                  13-3889248
-------------------------------                -------------------
(State or Other Jurisdiction of                  (IRS Employer
Incorporation or Organization)                 Identification No.)

122 East 42nd Street, Suite 1618
    New York, New York                                10168
----------------------------------------       -------------------
(Address of Principal Executive Offices)            (Zip Code)

                         (212) 986-6190
      ----------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                           Name of Each Exchange
    Title of Each Class                     On Which Registered
    -------------------                    ---------------------

Common Stock, par value $0.0001 per share  Boston Stock Exchange
Redeemable Common Stock Purchase
  Warrants                                 Boston Stock Exchange


Securities registered pursuant to Section 12(g) of the Exchange Act:

                              None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the common equity of the registrant held by non-affiliates as of September 22, 2003, was approximately $8,581,092, as computed by reference to the closing price of the common stock as quoted on the Nasdaq SmallCap Stock Market on such date. As of September 22, 2003, the number of issued and outstanding shares of common stock of the registrant was 10,255,455.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Eagle Supply Group, Inc. for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's 2003 fiscal year are incorporated by reference into Part III of this Form 10-K.


=====================================================================

                    EAGLE SUPPLY GROUP, INC.


                            FORM 10-K


                 Fiscal Year Ended June 30, 2003


Item Number in
Form 10-K                                                       Page
--------------                                                  ----

                             PART I
                             ------
   1.        Business........................................... 4

   2.        Properties......................................... 27

   3.        Legal Proceedings.................................. 29

   4.        Submission of Matters to a Vote of
              Security Holders.................................. 29

   4A.       Executive Officers of the Registrant............... 30

                             PART II
                             -------

   5.        Market for Registrant's Common Equity
              and Related Stockholder Matters................... 32

   6.        Selected Finanical Data............................ 35

   7.        Management's Discussion and Analysis of
              Financial Condition and Results  of
              Operations........................................ 36

   7A.       Quantative and Qualitative Disclosure
              About Market Risk................................. 47

   8.        Financial Statements and Supplementary
              Data.............................................. 47

   9.        Changes in and Disagreements With
              Accountants on Accounting and Financial
              Disclosure........................................ 48

   9A.       Controls and Procedures............................ 48

                            PART III
                            --------

   10.       Directors and Executive Officers of the
              Registrant........................................ 49

   11.       Executive Compensation............................. 49

   12.       Security Ownership of Certain Beneficial
              Owners and Management............................. 49

   13.       Certain Relationships and Related
              Transactions...................................... 50

   14.       Principal Accountant Fees and Services............. 50

                             PART IV
                             -------

15.          Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K............................... 51

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See
Item 1. "Business - A Note About Forward Looking Statements" and "-- Business Environment and Risk Factors."


                             PART I

ITEM 1.   BUSINESS


Background

       Eagle Supply Group, Inc. ("us," "our," "we" or the "Company"), a Delaware corporation incorporated in May 1996, believes that it is one of the largest wholesale distributors of residential roofing and masonry supplies and related products in the United States. The Company, with its principal executive office located in New York City and its operations headquarters in Mansfield, Texas, sells primarily to contractors and subcontractors engaged in roofing repair and construction of new residences and commercial property through our own distribution facilities and direct sales force. Historically, approximately 70% of our revenues have been derived from sales to contractors and subcontractors engaged in re-roofing or repair and 30% from new construction. Additionally, approximately 86% of our revenues are from the sale of residential building products and 14% from the sale of commercial products. Moreover, our product mix is heavily weighted to roofing supplies and related products, with 88% of revenues derived from roofing products and 12% from masonry, drywall, plywood and ancillary products. We currently operate a network of 33 distribution centers in 9 states, including locations in Texas (13), Florida (9), Colorado (5), and one each in Alabama, Illinois, Indiana, Mississippi, Missouri, and Nebraska.

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

      Eagle distributes roofing supplies and related products to contractors engaged in residential and commercial roofing repair and the construction of new residential and commercial properties. Through its 11 distribution centers and direct sales force, Eagle sells to more than 4,500 customers in Florida, Alabama and

Mississippi. JEH Eagle operates 22 distribution centers from which it sells roofing, masonry and drywall products to more than 4,400 customers, primarily contractors and builders located in Texas, Colorado, Illinois, Indiana, Missouri and Nebraska.

       Our two subsidiaries and limited partnership operate approximately 550 units of equipment including conveyor and other delivery trucks, material handlers, and forklifts. The type of equipment utilized differs from site to site due to the type of delivery market and other factors. Certain markets are referred to as "roof load" in which the supplier loads the building materials on the roof on the job site rather than on the ground. This roof load type of delivery requires trucks with cranes or conveyor systems and other such equipment and, as a result, the trucks are more expensive and the delivery method has a higher potential for liability.

     Our principal executive offices are located at 122 East 42nd Street, Suite 1618, New York, New York 10168, and our telephone number is (212) 986-6190. Our operations are headquartered and located at 2500 U.S. Highway 287, Mansfield, Texas 76063. See
Item 2 "Properties."

General

     We are a wholesale distributor of a complete line of roofing supplies and related products through our own sales force primarily to roofing and related products contractors and subcontractors in the geographic areas where we have distribution centers. Such contractors and subcontractors are engaged in commercial and residential roofing repair and the construction of new residential and commercial properties.

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

      In addition, we also distribute a complete line of cements and masonry supplies and related products through our own direct sales force primarily to building and masonry contractors and sub-contractors in certain of the geographic areas where we have distribution centers. In general, such products include cement, cement mixtures and similar "bag" products (lime, sand, etc.), angle iron, cinder blocks, cultured stone and bricks, fireplace and pool construction materials, and equipment, tools and
accessory   products  for  use  in  residential  and   commercial
construction.

      The following chart indicates the approximate percentage of the indicated product categories sold by us for the periods indicated:



                                           Approximate Percentage
                   ----------------------------------------------------------------------
                                                           Drywall   Bagged/
Fiscal Year        Residential    Commecial                 and       Bulk      All Other
Ended June 30,     Roofing        Roofing     Sheet Metal  Plywood   Products   Products
--------------     -----------    ---------   -----------  -------   --------   ---------
2001                   61            18            5          10         4           2
2002                   72            11            4          8          4           1
2003                   74            14            2          6          3           1


     Potential Expansion By Acquisition

      We continually evaluate and identify markets into which we can further expand our operations and market share. In this regard, we seek potential acquisition candidates primarily in the roofing supplies and related products industry throughout the United States, with greater emphasis on the Southeastern, Midwestern and Western regions and less emphasis on the Northeastern region of the United States. However, we may consider acquisition candidates in any region of the United States if an appropriate opportunity arises.

      In an effort to achieve our growth objectives, we seek out prospective acquisition candidates in businesses that complement or are otherwise related to our current businesses. We anticipate that we will finance future acquisitions, if any, through a combination of cash, issuances of shares of our capital stock, and additional equity or debt financing.

      Although we continually consider and evaluate potential strategic expansion and acquisition opportunities, we do not have any current understandings, arrangements, or agreements, whether written or oral, with respect to any specific acquisition prospect, and we are not currently negotiating with any party with respect thereto. Accordingly, we can not give you any assurance that we will be able successfully to negotiate or consummate any future acquisitions or that we will be able to obtain the necessary financing therefor on commercially reasonable terms. We have not acquired any other companies since our Initial Public Offering in 1999.

      Expansion By Internal Growth

      We intend to continue to pursue expansion of our operations by adding new distribution centers and increasing the sales revenues from our existing distribution centers. Nonetheless, in light of economic conditions, during the fiscal year ended June 30, 2003, we opened one new distribution center, which will be temporary, and closed 6 distribution centers. We open temporary distribution centers in response to storms which have created temporary markets. These "storm" distribution centers are supported by our contractor customers that concentrate on repairing storm damage. After opening what we intend to be a permanent new distribution center, our initial focus is to develop a customer base, to develop and improve the distribution center's market position and operational efficiency and then to expand its customer base.

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

     Each distribution center location is managed by a distribution center manager who oversees the center's employees, including various sales and office personnel, as well as delivery and warehouse personnel. We require that each distribution center develop a sales strategy specific to the local market, but our senior and regional management maintain responsibility in each region for directing sales efforts and altering the product mix of a given center to meet local market demands and Company objectives. Our computer software provides data which enable our executives to view sales, inventory and gross margins daily as well as monthly and profitability reports for each of our distribution centers.

      We operate two types of distribution centers: "greenfield" and "storm" distribution centers. Greenfield centers are distribution centers which we have opened in areas where our market analysis indicates a potential for strong and sustainable demand for our products over the long term. The opening of a greenfield center typically requires approximately six months of planning and a net capital investment by the Company of approximately $650,000 per center. The amount of this capital investment can vary widely depending
on  many   factors.    Our  management  analyzes  a   greenfield
opportunity on the basis of competition, number and age of roofs, type of market ("ground" or "roof" load) and availability of qualified personnel, among other factors.

      Our storm distribution centers are opened to service areas recently affected by severe or catastrophic weather conditions such as hailstorms or hurricanes. Sales of building and roofing products generally increase dramatically during and after severe storms, especially sizeable hurricanes and hailstorms, which can cause significant roof damage. This sharp increase in demand provides an opportunity for us to generate additional revenues. New storm centers typically require a net capital investment by the Company of approximately $750,000 or more in inventory, equipment and other expenditures and may be staffed by personnel from our other centers. The amount of this capital investment can vary widely depending on many factors. After sales from reconstruction and reroofing generated by the storm-related demand slow down, storm centers generally are closed and the remaining inventory returned to one of the Company's other distribution centers. Because the opening of a storm center is in response to the occurrence of extreme weather conditions and other factors, we cannot anticipate how many new storm centers will be opened, if any. On occasion, we may determine that the market area in which a storm center is located will support a permanent distribution center. In that event, the distribution center is not closed but becomes part of our distribution center network.

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

      Vendors

      We purchase products directly from more than 40 major manufacturers, including GAF Materials Corporation ("GAF"), TAMKO Roofing Products, Inc. ("TAMKO"), Atlas Roofing Corporation, Elk Corporation ("ELK"), Owens Corning, Johns Manville Corp., and Certainteed Corporation. Payment, discount and volume purchase programs are negotiated directly with our major suppliers, with a significant portion of our purchases made from suppliers offering the most favorable programs.

      During the fiscal years ended June 30, 2003, 2002 and 2001, approximately 19%, 19%, and 18%, respectively, of our product lines were purchased from GAF. During the fiscal years ended June 30, 2003 and 2001, approximately 10% and 13% of our product lines were purchased from TAMKO and ELK, respectively. No other supplier accounted for more than ten (10%) percent of our product lines in each of our last three fiscal years.

      We have no written long-term supply agreements with any vendors. We believe that, in the event of an interruption of product deliveries from any suppliers, we will be able to secure suitable replacement suppliers on acceptable terms.

      Customers, Sales and Marketing

      Practically all customers purchase products pursuant to short-term credit arrangements. Sales efforts are directed primarily through our salespersons including "inside" counter persons who serve walk-in and call-in customers and "outside" salespersons who call upon past, current and potential customers. Members of our sales staff report to their local distribution center managers and regional sales managers and are supported by inside customer service representatives either at the distribution center or at the main administration center in Mansfield, Texas. Additional sales support comes from a number of regional sales and merchandising managers who educate our sales personnel regarding technical specifications and how to market and sell products recently added to our product line. Our marketing and advertising efforts, although nominal, are targeted to local markets and generally consist of advertisements in regional magazines. Our suppliers have a vested interest in marketing their products to the end user; therefore, they provide a wide variety of promotional material including instructional videos, product and educational materials and in-store displays. Additionally, our suppliers market their products in industry publications, contractors' trade magazines and trade shows.

      We have no written long-term sales agreements with any customers. None of our customers accounted for 2% or greater of sales during our fiscal year ended June 30, 2003.

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

     Competition

     We face substantial competition in the wholesale distribution of roofing, drywall, cement and masonry supplies and related products from relatively smaller distributors, retail distribution centers and from a number of regional, multi-regional and national wholesale distributors of building products, including suppliers of roofing products and masonry products which have greater financial resources and are larger than we are, some of which include:

     *   American Builders & Contractors Supply Co., Inc.,
     * Cameron Ashley Building Products, Inc. (owned by Guardian Industries, Inc. since June 2000 and now part of Guardian Building Products),
     * Allied Building Products (a division of a subsidiary of CRH, plc since 1997),
     *   Bradco Supply Corporation, and
     *   Beacon Roofing Supply, Inc.

     To a lesser degree, we also compete with larger, high volume, discount general building supply stores selling standardized products, sometimes at lower prices than ours, but not carrying the breadth of product lines or offering the same service as provided by full service wholesale distributors such as we are.

     We currently compete on the basis of:

     *   price,
     *   breadth of product line and inventory,
     *   delivery,
     *   customer service, including credit and financial services,
     *   terms of sale, including discounts for prompt payment,
     *   credit extension, and
     *   the abilities of personnel.

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

      Employees

      At June 30, 2003, we employed approximately 595 full-time employees, including 7 executives, 49 managerial employees, 115 salespersons (including 53 "inside" salespersons), 341 warehouse persons, drivers and helpers, and 83 clerical and administrative persons. Difficulties have been experienced on occasion in retaining drivers and helpers because of the tight job market in our market areas and the need for drivers to be certified by departments of motor vehicles and to pass other testing standards, but suitable replacements and new hires have been found without material adverse economic impact, although there can be no assurance that this will continue to be the case. We are not subject to any collective bargaining agreement, and we believe that our relationship with our employees is good.

     Recent Developments

     On May 15, 2002, in a private transaction, we agreed to sell 1,090,909 shares of our common stock at $2.75 per share, a discount of approximately 8.6% below the closing bid price for our shares of common stock on the Nasdaq SmallCap Market on May 15, 2002, and to issue warrants, without additional consideration as part of that transaction, to purchase 218,181 shares of our common stock exercisable at $3.50 per share for five years ("Private Placement"). The Private Placement provided for two equal and separate tranches of common stock and warrants. The first such tranche closed. The investors in the Private Placement declined to make the additional investment required to close the second tranche. Accordingly, the second tranche did not and will not close. As of September 24, 2003, we have entered into settlement agreements with four of the five investors in the Private Placement pursuant to which we (a) received $50,000 cash payment, (b) the return of 50,909 warrants for cancellation of the 109,090 warrants which were issued pursuant to the Private Placement, and (c) received an advance of $20,000 to defray a portion of the legal fees we were charged in connection with the settlement.

A Note About Forward-Looking Statements

      This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934,and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may." In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

     These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

     Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

     * general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

     * we may be unable to find adequate and suitable equity or debt financing when our current loan facilities mature or when otherwise needed on terms as favorable to us as our current financing or on terms that are commercially reasonable to us;

     * our costs of capital including interest rates and related fees and expenses may increase;

     * we may be unable to collect our accounts or notes receivables when due, within a reasonable period of time after they become due and payable, or at all;

     * there may be significant increases in competitive pressures in our major market areas;

     * weather conditions in our market areas may adversely affect our business;

     * there may be interruptions or cancellations of sources of supply of products that we distribute, significant increases in the costs of such products, or changes in the terms of purchase that may be less favorable to us;

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

     * we may be unable to identify suitable acquisition candidates or, if identified, unable to consummate any such acquisitions and, if consummated, unable to obtain favorable results of operations from such acquisitions;

     * the number of shares of common stock that the Company has outstanding and the number of shares of common stock used to calculate our basic and diluted earnings per share may increase and adversely affect our earnings per share calculations; and

     * there may be changes in accounting policies and practice that may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

     Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Business Environment and Risk Factors

     You should carefully consider the risks described below and the other information in this Form 10-K, including our
Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones facing us, and there may be additional risks that we do not presently know of or that we currently deem immaterial that also could materially adversely affect our business, financial condition, results of operations or cash flows. The business, results of operations or financial condition of the Company could be seriously harmed if any of these risks materialize. The trading price of shares of the Company's common stock may also decline due to any of these risks.

     To the extent any of the information contained in this document constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, Item
1. "Business - A Note About Forward-Looking Statements."


                 Risks Relating To Our Business


     The Level Of Our Business Operations, Revenues And Income Is
Directly Impacted By Weather Conditions.

     Our level of business operations, revenues and operating income is directly impacted by weather phenomena, such as hailstorms and hurricanes, which have the result of increasing business at the time of the event of the weather phenomena and shortly thereafter, but have the effect frequently of resulting in a slowdown of business thereafter. Similarly, weather phenomena can also have a negative impact on our customers which can cause certain of such customers to become delinquent in the payments of their accounts.


     How Unforeseen Factors May Adversely Affect Us.

     Unforeseen developments, increased competition, losses incurred by new businesses that we may acquire or distribution centers that we may open, losses incurred in the expansion of product lines from certain distribution centers to other distribution centers, weather phenomena and other circumstances may have a material adverse affect on our operations in current market areas or areas into which we may expand by acquisition or otherwise.

     We  Acquired  Our  Business Operations In  Non-Arm's  Length
Transactions With Affiliates And Without Independent Appraisal.

     Simultaneously with the completion of our Initial Public Offering in March 1999, we acquired our business operations from TDA in exchange for, among other things, 3,000,000 shares of our common stock. The determination of the number of shares paid to TDA for the acquisitions was negotiated and evaluated based upon the assessments made by the parties to the negotiations without independent appraisal. Such negotiations were not conducted on an arm's length basis. As a result of this transaction, our largest shareholder is TDA. Douglas P. Fields and Frederick M. Friedman, both of whom are directors and executive officers of the Company, also are directors, officers and principal stockholders of TDA, and John E. Smircina, Esq., a director of the Company, is a director of TDA. Because of their positions and control relationship with TDA, Messrs. Fields, Friedman, and Smircina may be deemed to be in control of us. As a result, their interests in us may conflict with their interests in TDA. Although we believe that the terms and conditions of the acquisitions were fair and reasonable to us, that belief must be assessed in light of the lack of an independent appraisal and the conflicted positions of Messrs. Fields, Friedman, and Smircina. We can provide no assurance that we were correct in our assessment.


     We  May  Make Acquisitions And Open New Distribution Centers
Without Your Approval.

     Although we will endeavor to evaluate the risks inherent in any particular acquisition or the establishment of new distribution centers, there can be no assurance that we will properly or accurately ascertain all such risks. We will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and establishing new distribution centers and in deciding if they should be acquired for cash, equity or debt, and in what combination of cash, equity and/or debt. Locations selected for expansion efforts will be made at the discretion of management and will not be subject to stockholder approval.

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


     Our   Wholesale  Distribution  Businesses  Are  Subject   To
Economic And Other Changes.

     The wholesale distribution of the building supply products sold by us is seasonal, cyclical and is affected by weather as well as by changes in general economic and market conditions either nationally or in the markets in which we conduct our business. Although our roofing and related supplies business is located in various locations throughout the United States, concentrated primarily in Texas, Florida, and Colorado, the distribution of our other products are even more geographically concentrated as follows and will be directly affected by the economic and weather conditions of their related market areas:

     * The cement and masonry supplies business sells its products primarily to builders, contractors, subcontractors, and masons serving the residential building market in the Dallas/Fort Worth metropolitan area.

     * We sell drywall primarily to contractors in Texas and vinyl siding primarily to contractors in Colorado.

     As a result, an economic downturn in any of those market areas may have a material adverse effect on the sale of our products in those markets notwithstanding the general economic conditions prevalent nationally. Accordingly, an economic downturn in one or more of the markets currently served or to be served (as a result of acquisitions or expansion efforts) could have a material adverse effect on operations.


     We May Be Unable To Collect All Of Our Accounts Or Notes
Receivables In A Timely Manner.

     The Company's accounts receivable over ninety days past due as of June 30, 2003 have increased since June 30, 2002 and our accounts receivable over ninety days past due as of June 30, 2002, significantly increased from June 30, 2001. As a result, the Company added $250,000 and $2,200,000 to its allowance for doubtful accounts and notes receivable, net of write-offs of approximately $4,500,000 and $562,000, during the fiscal years 2003 and 2002, respectively. Approximately $1,800,000 and $1,500,000 of the increase in the allowance for doubtful accounts and notes receivable during the fiscal years ended June 30, 2003 and 2002, respectively, was attributed to amounts due from certain customers. These customers owed the Company an aggregate of approximately $8,300,000 and $ 5,400,000 at June 30, 2003 and June 30, 2002, respectively, and accounted for 2.4% and 4.0% of the Company's total revenues for the fiscal years ended June 30, 2003 and June 30, 2002.

     In addition, the Company reclassified approximately $2.8 million of its current accounts and notes receivable to long-term notes receivable during the fiscal year ended June 30, 2003, net of allowance for doubtful accounts. The reclassifications took place after meetings with the Company's largest customers that had not made satisfactory payments on their accounts when due or within a reasonable period of time after they became due. During such meetings, management negotiated formal payment schedules on terms that would enable the Company to begin collecting on past due accounts and notes receivable in amounts reasonably satisfactory to the Company. As a result, the Company accepted notes from these customers, together with personal guarantees and additional collateral wherever possible. These notes bear interest at rates ranging from 6% to 18% with repayment periods ranging between 6 months and slightly less than 10 years as of June 30, 2003.

     If our customers are unable to make payments when due or within a reasonable period of time thereafter and the level of our accounts receivable over ninety days past due increases, we may have to increase our allowance for doubtful accounts and/or write-off additional accounts. Such action could have a material adverse affect on our financial position, results of operations, and cash flow.


     We Depend Upon Certain Vendors But We Lack Written Long-Term
Supply Agreements With Them.

     We distribute products manufactured by a number of major vendors. During the fiscal years ended June 30, 2003, 2002 and 2001, approximately 19%, 19%, and 18%, respectively, of our product lines were purchased from one supplier, GAF. During the fiscal years ended June 30, 2003 and 2001, 10% and 13% of our product lines were purchased from a second supplier, TAMKO and ELK, respectively. We do not have written long-term supply agreements with any vendors. We believe that, in the event of any interruption of product deliveries from any of our vendors, we will be able to secure suitable replacement supplies on acceptable terms. However, there can be no assurance of the continued availability of supplies of residential and commercial roofing, drywall and masonry materials at acceptable prices or at all.

     To  The Extent That The Estimates, Assumptions And Judgments
Used By Us In Formulating Our Critical Accounting Policies Should
Prove To Be Incorrect, Future Financial Reports May Be Materially
And Adversely Affected.

     Our discussion and analysis of financial condition and results of operations set forth in this document and other reports filed with the Securities and Exchange Commission ("SEC") are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates in the Company's consolidated financial statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an ongoing basis, we re-evaluate our estimates, assumptions and judgments, including those related to allowances for doubtful accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items, expenses, and contingent assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions and judgments prove to be incorrect in the future, the Company's results of operations, financial condition and cash flows could be materially adversely affected.

     We believe that the following critical accounting policies are based upon our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     * We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the failure of our customers to make payments when due or within a reasonable period of time thereafter. Although many factors can affect the failure of customers to make required payments when due, one of the most unpredictable is weather, which can have a positive as well as negative impact on the Company's customers. For example, severe or catastrophic weather conditions, such as hailstorms or hurricanes, will generally increase the level of activity of our customers, thus enhancing their ability to make required payments. On the other hand, weather conditions such as heavy rain or snow or ice storms will generally preclude customers from installing the Company's products on job sites and collecting from their own customers, which conditions could result in the inability of the Company's customers to make payments when due. The reserve for allowance for doubtful accounts and notes receivable is intended to adjust the value of our accounts and notes receivable for possible credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Calculating such allowances involves significant judgment. We estimate our reserves for allowance for doubtful accounts and notes receivable by applying estimated loss percentages against our aging of accounts receivables and based on our estimate of the credit worthiness of the customers from which the notes are payable. Changes to such allowances may be required if the financial condition of our customers deteriorates or improves or if we adjust our credit standards, thereby resulting in reserve or write-off patterns that differ from historical experience. Errors by the Company in estimating our allowance for doubtful accounts and notes receivable could have a material adverse affect on the Company's financial condition, results of operations, and cash flow.

     * We write down our inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and their estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. If inventory write-downs are required, the Company's financial condition, results of operations, and cash flows could be materially adversely affected.

     * We test for impairment of the carrying value of goodwill annually and when indicators of impairment occur. Indicators of impairment could include, among other things, a significant change in the business climate, including a significant sustained decline in an entity's market value, operating performance indicators, competition, sale or disposition of a significant portion of the business, legal or other factors. In connection with the annual test for impairment, management reviews various generally accepted valuation methodologies for valuing goodwill. Management reviewed the carrying value of the goodwill on its balance sheet as of June 30, 2003 in light of the fact that the Company's stock market capitalization of our outstanding equity securities as of that date was below our total shareholders' equity (book value). Management concluded that the market price of the Company's common stock is not the best indication of the fair market value of the Company. Management believes that, with respect to the Company, the better indicator of fair market value results from the use of the discounted estimated future cash flow method, which includes an estimated terminal value component. This method is based on management's estimates, which will vary if the judgments and assumptions used to estimate the related business's future revenues, gross profit margins, operating expenses, interest rates, and other factors, prove to be inaccurate. If such judgments, assumptions and estimates prove to be incorrect, then the Company's carrying value of goodwill may be overstated on the Company's balance sheet, and the Company's results of operations may not reflect the impairment charge that would have resulted if such judgments, assumptions and estimates had been correct. Any failure to write down goodwill for impairment correctly during any period could have a material adverse effect on the Company's future financial condition and results of operations, as well as cause historical statements of operations, financial condition, and cash flows to have been incorrectly stated in light of the failure to take any such write downs correctly.

     * In conducting the required goodwill impairment test, we identified reporting units by determining the level at which separate financial statements are prepared and reviewed by management. The test was required by only one of our operating subsidiaries. As a result of the required test, we determined that no write down of our goodwill was required at June 30, 2003. While we do not use our stock market capitalization to determine the fair value of our reporting unit, we expect convergence between our stock market value capitalization and our discounted cash flow valuation to occur over time or from time to time. If this does not occur, it may signal the need for impairment charges.

     * We seek revenue and income growth by expanding our existing customer base, by opening new distribution centers, and by pursuing strategic acquisitions that meet our various criteria. If our evaluation of the prospects for opening a new distribution center or of acquiring a company misjudges our estimated future revenues or profitability, such a misjudgment could impair the carrying value of the investment and result in operating losses for the Company, which could materially adversely affect our results of operations, financial condition, and cash flows.

     * We file income tax returns in every jurisdiction in which we have reason to believe we are subject to tax. Historically, we have been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by us regarding one or more of our transactions is contrary to that jurisdiction's laws or regulations. In any such event, we may incur charges to our income statement which could materially adversely affect our net income and may incur liabilities for taxes and related charges which may materially adversely affect our financial condition.


     We  May  Require  Financing That May Result In  Dilution  To
Existing Stockholders And Restrictions On Us.

     We may require additional equity or debt financing in order to consummate an acquisition or for additional working capital if we open new distribution centers, or if we suffer losses or complete the acquisition of a business that subsequently suffers losses, or for other reasons. Any additional equity financing that may be obtained may dilute existing stockholders' voting power and equity interests. Any additional equity or debt financing that may be obtained may:

     *   impair or restrict our ability to declare dividends;

     * impose financial or other restrictions on our ability to make acquisitions or implement expansion efforts;

     * cost more in interest, fees and other charges than our current financing; and

     * contain other provisions that are not beneficial to us and may restrict our flexibility in operating the Company.

     There can be no assurance that we will be able to obtain additional financing on terms acceptable or at all. In the event additional financing is unavailable, or is available only on terms deemed to be onerous or unacceptable to us, we may be materially adversely affected.


     Our Business Strategy Is Unproven.

     A significant element of our business strategy is to acquire additional companies engaged in the wholesale distribution of roofing supplies and related products industries and companies which manufacture products for or supply products to such industry. Our strategy is unproven and is based on unpredictable and changing events. We believe that suitable candidates for potential acquisition exist. There can be no assurance that any acquisitions, if successfully completed:

     *   will be successfully integrated into our operations;

     *   will perform as expected;

     *   will not result in significant unexpected liabilities; or

     * will ever contribute significant revenues or profits to the Company.

     If we are unable to manage growth effectively, our financial condition,  results  of  operations,  and  cash  flows  could  be
materially   adversely  affected.   We  have  not  acquired   any
companies since our Initial Public Offering in March 1999.

         Risks Relating To Our Management And Affiliates


     Our  Executive  Officers And Directors  May  Have  Potential
Conflicts Of Interest With Us.

     Certain of our principal executive officers and directors also are principal officers, directors and the principal stockholders of TDA, the entity that owns a majority of our voting stock and, consequently, may be able, through TDA, to direct the election of our directors, effect significant corporate events and generally direct our affairs.

     Through June 30, 2002, TDA provided office space for use as our New York corporate executive offices and administrative services to us in New York City pursuant to an administrative services agreement that terminated as of June 30, 2002. Commencing July 1, 2002 we began to pay TDA seventy-five (75%) percent of the occupancy costs (approximately $4,500 per month) for our New York corporate executive offices and seventy-five (75%) percent of the remuneration and benefits of our New York administrative assistant (approximately $4,500 per month), and TDA began to pay twenty-five (25%) percent of such monthly occupancy costs (approximately $1,500) and twenty-five (25%) percent of the monthly remuneration and benefits of the administrative assistant (approximately $1,500) in order to defray any expenses that may be deemed to be attributable to TDA. In October 2002, we entered into a new lease for our New York corporate executive offices which provide for a base rent of approximately $6,900 with customary additional rental charges (i.e., proportionate share of real estate taxes, electricity, etc.) of which TDA will continue to pay twenty-five (25%) percent.

      In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co., by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% per annum two-year note. The note was payable in full in October 2000, and TDA had agreed to defer the interest payable on the note until its maturity. In October 2000, interest on the note was paid in full, and TDA and JEH Eagle (successor by merger to MSI Eagle) agreed to refinance the $1,000,000 principal amount of the note pursuant to a new 8.75% per annum demand promissory note.

     A subsidiary of TDA and James E. Helzer, our President, lease approximately one-half of our facilities to us.

     We do not intend to enter into any material transaction with any of our affiliates in the future unless we believe that such transaction is fair and reasonable to us and is approved by a majority of the independent members of our Board of Directors. Notwithstanding the foregoing, there can be no assurance that future transactions, if any, will not result in conflicts of interest which will be resolved in a manner unfavorable to us. See Item 2. "Properties - Locations Owned By and Leased from TDA."


     We Depend Upon Key Personnel.

     Our success may depend upon the continued contributions of our officers. Our business could be adversely affected by the loss of the services of Douglas P. Fields, our Chief Executive Officer and Chairman of our Board of Directors, Frederick M. Friedman, our Executive Vice President, Secretary and Treasurer, James E. Helzer, our President, and E.G. Helzer, our Senior Vice President. Although we have "key person" life insurance on the life of James E. Helzer in the amount of $2,000,000 and on each of the lives of Messrs. Fields and Friedman in the amount of $1,000,000, there can be no assurance that the foregoing amounts will be adequate to compensate us in the event of the loss of any of their lives.

     Conflicts  Of  Interest  May  Arise  In  The  Allocation  Of
Management's Time

     The employment agreements with Messrs. Fields and Friedman do not require either of them to devote a specified amount of time to our affairs. Each of Messrs. Fields, Friedman and Helzer have significant outside business interests, including but not limited to TDA (our controlling stockholder) and its subsidiaries (as to Messrs. Fields and Friedman). Accordingly, Messrs. Fields, Friedman and Helzer may have conflicts of interest in allocating time among various business activities. There can be no assurance that any such conflicts will be resolved in a manner favorable to us.


     We  Have Entered Into Transactions With Affiliates That Have
Benefited Them.

     Messrs. Fields and Friedman, two of our principal executive officers and directors, are also principal executive officers, directors and the principal stockholders of TDA and have and will or may be deemed to benefit, directly or indirectly, from our transactions with TDA. James E. Helzer, our President, previously owned one of our acquisitions and has and will or may be deemed to have benefited or to benefit directly from his transactions with us.

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

     In addition, through June 30, 2002, TDA provided us with office space and administrative services in New York City for $3,000 per month pursuant to a month-to-month administrative services agreement. This agreement terminated on June 30, 2002. Through June 30, 2002, TDA also provided certain other services to us pursuant to a five-year agreement requiring payments to TDA of $3,000 per month. This agreement expired on June 30, 2002.

     On February 6, 2003, we entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James E. Helzer, our President, Chief Operating Officer, and Vice Chairman of the Board of Directors, to sell in a private placement transaction (the "Helzer Transaction"), for gross proceeds to us of $1 million (a) 1,000,000 authorized but previously unissued shares of our common stock, and (b) warrants to purchase up to an additional 1,000,000 authorized but previously unissued shares of our common stock at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance (the "Helzer Warrants"). Although the closing price for our common stock at the close of business on the day before the Helzer Transaction closed was $0.81 and we received two separate fairness opinions indicating that the consideration received by the Company in the Helzer Transaction was fair, Mr. Helzer may be able to benefit from any appreciation in the market price of our common stock. On September 22, 2003, the last reported sales price for our common stock was $2.40 per share. See Item 5. "Market for Registrant's Common Equity and Related Stockholders' Matters."

     In February 2003, our Chairman and Chief Executive Officer, Douglas P. Fields, and our Executive Vice President, Treasurer, Secretary, and Chief Financial Officer, Frederick M. Friedman, each agreed to accept $100,000 of their cash compensation for the fiscal year ended June 30, 2003 in the form of 100,000 newly issued, unregistered shares of the Company's common stock in lieu of such cash compensation. These shares were issued April 11, 2003.

     We do not intend to enter into any material transaction with any of our affiliates in the future unless we believe that such transaction is fair and reasonable to us and is approved by a majority of the independent members of our Board of Directors. Notwithstanding the foregoing, there can be no assurance that future transactions, if any, will not result in conflicts of interest which will be resolved in a manner unfavorable to us.

     See "- Our Executive Officers and Directors May Have Potential Conflicts of Interest With Us," Item 2. "Properties - Locations Owned By and Leased from TDA," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions."


     We Are Controlled By TDA And Lease Several Of Our Facilities
From TDA.

     TDA owns approximately 51.7% of our issued and outstanding shares of our common stock. Douglas P. Fields, our Chief Executive Officer and Chairman of our Board of Directors, also is Chairman of the Board of Directors, President and the Chief Executive Officer of TDA as well as a principal stockholder of TDA. Frederick M. Friedman, our Executive Vice President, Chief Financial Officer, Treasurer, Secretary and one of our Directors also is the Executive Vice President, Chief Financial Officer, Treasurer and a director of TDA as well as a principal stockholder of TDA. John E. Smircina, Esq. is one of our Directors and a director of TDA.

     Because Messrs. Fields, Friedman and Smircina may be deemed to control TDA, they also may be deemed to control our common stock owned by TDA. As a result, they are in a position to control the composition of our Board of Directors, and, therefore our business, policies, and affairs, and the outcome of issues which may be subject to a vote of our stockholders.

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


     Substantial   Financial  Benefits   To   Prior   Owners   Of
Subsidiaries.

     * JEH Eagle. In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company ("JEH Co."), a Texas corporation, wholly-owned by James E. Helzer, now our President and Vice Chairman of our Board of Directors. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of a cash payment and a note. Certain, substantial, contingent payments, as additional consideration to JEH Co. or its designee, were paid by us that may be deemed to have resulted in substantial financial benefits to JEH Co. or its designee and may be deemed to have had a material adverse effect on our financial condition, cash flows and income. Upon completion of our Initial Public Offering, we issued 300,000 shares of our common stock to James E. Helzer in fulfillment of certain of such consideration. Additionally, for the fiscal years ended June 30, 1999, 2000 and 2001, approximately $1,773,000, $1,947,000 and $315,000, respectively, of such additional consideration was paid to JEH Co. or its designee. For the fiscal year ended June 30, 2002, no additional consideration was payable to JEH Co. or its designee, and, as of June 30, 2002, the Company had no future obligation for such additional consideration. James E. Helzer has rented to us the premises for several distribution facilities pursuant to five-year leases at an approximate aggregate annual base rental of $784,000 which we believe is fair and reasonable to us.

     *    MSI  Eagle.   In  October 1998, MSI  Eagle  acquired
          substantially all of the assets and the business of Masonry Supply, Inc. ("MSI Co."), a Texas corporation, wholly-owned by Gary

          L. Howard, formerly one of our executive officers. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000 subject to further adjustments under certain conditions. Certain contingent payments, as additional consideration to MSI Co. or its designee, are to be paid by us that may result in substantial financial benefits to MSI Co. or its designee and may materially and adversely effect our financial condition, cash flows and income. After completion of our Initial Public Offering, we issued 260,000 shares of our common stock to Gary L. Howard in fulfillment of certain of such future consideration. Additionally, for the fiscal years ended June 30, 2000, 2001 and 2002, approximately $216,000, $226,000, and $260,000, respectively, of such additional consideration, was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2003, approximately $260,000 of additional consideration is payable to MSI Co. or its designee. Gary L. Howard rents to us the premises for certain offices and a distribution center pursuant to a three-year lease at an approximate annual base rental of $112,000 which we believe is fair and reasonable to us.

     See Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Acquisitions."


                Risks Relating To Our Securities


     Our   Securities  Must  Continue  To  Meet  Qualitative  And
Quantitative Listing Maintenance Criteria For The Nasdaq SmallCap
Market And The Boston Stock Exchange.

     Our securities are quoted and traded on the NASDAQ SmallCap Market and are listed on the Boston Stock Exchange ("BSE"). There can be no assurance that we will continue to meet both the qualitative and quantitative criteria for continued quotation and trading of our securities on the NASDAQ SmallCap Market. That criteria, which undergoes periodic NASDAQ review, include, among other things, at least:

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

       Although we currently are in compliance with the foregoing listing criteria, from time to time our closing stock price has fallen below the Nasdaq minimum bid price requirements. Under the Nasdaq rules, one prerequisite to continued listing on the Nasdaq SmallCap Market is the maintenance of a minimum closing bid price of $1.00 per share. If a quoted company's closing bid price falls below $1.00 per share for thirty (30) consecutive trading days, such company may be subject to having its shares delisted from Nasdaq.

The closing bid price per share of the Company's common stock fell below $1.00 per share for the thirty (30) consecutive trading days prior to February 11, 2003. The Company subsequently received a letter from Nasdaq advising the Company that it would be required to come into compliance with Nasdaq's minimum closing bid rules within one hundred and eighty
(180) calendar days following February 11, 2003, to avoid the commencement of a possible delisting proceeding. In order to come into compliance with the minimum closing price rules, the closing bid price per share of the Company's common stock was required to be at least $1.00 for ten (10) consecutive trading days ("Minimum Closing Price Requirement"). If the Company were unable to satisfy the Minimum Closing Price Requirement during this one hundred and eighty (180) calendar day time period (August 11, 2003), Nasdaq would determine whether the Company was able to otherwise satisfy the criteria for initial listing for the Nasdaq SmallCap Market. If the Company could otherwise satisfy the initial listing criteria at that time, Nasdaq would grant the Company an additional one hundred and eighty (180) calendar day grace period to demonstrate compliance with the Minimum Closing Price Requirement. The trading price of our common stock improved subsequent to February 11, 2003, and by letter dated May 13, 2003, Nasdaq notified us that the Minimum Closing Price Requirement was satisfied and that we were again in compliance with Nasdaq Marketplace Rule 4310(c)(8)(D). However, we can not assure you that the Minimum Closing Price Requirement or any other listing criteria will continue to be satisfied and that the Company's securities will not become subject to delisting from the Nasdaq SmallCap Market in the future.


     We  Will  Be  Required To Meet Anticipated Nasdaq  Corporate
Governance Criteria.

     Although the Nasdaq SmallCap Market has always had certain corporate governance criteria for the listing and continued quotation of an issuer's securities, Nasdaq has proposed a substantially expanded corporate governance criteria for the issuers of those securities quoted on the Nasdaq SmallCap Market. Although, in the past, we have been able to satisfy Nasdaq SmallCap Market's corporate governance criteria, the new proposed criteria is substantially more difficult to satisfy. The rules proposed by Nasdaq in February 2003 are partly in response to the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley") and would require, among other things

     * an increase in the degree of independence of members of the board of directors with a majority of board members to be independent, and these independent directors are to, among other things: (i) hold regular meetings among themselves only, and (ii) approve related party transactions, all with a strict definition of an independent director;

     * independent director approval of: (i) director nominations and (ii) chief executive officer compensation;

     * an empowerment of audit committees of boards of directors with, among other things: (i) sole authority to hire and fire auditors, and (ii) authority to hire their own experts when appropriate;

     * approval by audit committees, in advance of any non-audit services to be provided by its auditor;

     * establishment of a code of conduct addressing conflicts of interest and compliance with laws; and

     * a limit on payments to independent directors and their family members (other than for services on the board of directors).

     The proposed Nasdaq rules provide an exemption from the requirements for a majority of independent directors on the board of directors and from the requirement that independent directors approve director nominations and chief executive officer compensation for companies controlled by individuals, groups, or other companies. For purposes of this exemption, an individual, group, or other company has such control if they own in excess of 50% of the issuer's voting power ("Control Person"). Currently, we have a company, TDA, which owns approximately 51.7% of our voting power and consequently we would satisfy this exemption. However, there is no assurance that such exemption will be approved in the final rules or that we will continue to have a Control Person.

     Nasdaq also has proposed that each listed company modify the composition of its board of directors to comply with these new corporate governance rules effective immediately after the first annual meeting of stockholders that occurs after January 1, 2004 (except that those proposals relating to the code of conduct, the holding of regular meetings comprised solely of independent directors, and to audit committee charters are to be effective six months after the SEC approves the rule changes). In this regard, the SEC is directed under Sarbanes Oxley to require Nasdaq and other registered national securities associations and exchanges to adopt rules relating to audit committees' composition, duties and obligations, and other related matters that may result in further proposed changes to the Nasdaq corporate governance rules that may be even more difficult to satisfy than that currently proposed.

     We believe that these proposed corporate governance requirements, including the expanded powers and responsibilities of independent directors and a stricter definition of an independent director, will make it more difficult to find independent directors for our Board of Directors. Increased competition for qualified independent directors, including those persons with accounting experience and financial statement acumen to serve on audit committees, can be anticipated. We believe that compliance with Nasdaq's proposed corporate governance requirements will be difficult and will increase our costs and expenses as the costs of finding and compensating independent directors escalate and the costs of administering their new powers and responsibilities prove to be an added financial burden. If Nasdaq's corporate governance rules are adopted and we are unable to attract a sufficient number of independent directors willing to take on the responsibilities imposed by such rules on what we believe to be commercially reasonable terms, our securities may be delisted from Nasdaq.


     The   Market   Price   Of   Our  Securities   Has   Declined
Substantially Since Our Initial Public Offering.

     The  initial  offering prices of the shares  of  our  common stock and our Warrants issued pursuant to our Initial Public Offering were $5.00 and $0.125 per share and Warrant, respectively. On September 22, 2003, the closing prices for the shares of our common stock and Warrants were $2.40 and $0.20, respectively, as reported by the Nasdaq SmallCap Market on that date. In addition to the diminution of market value, continued market price declines could result in the delisting of our securities from the Nasdaq SmallCap Market and the Boston Stock Exchange ("BSE").


     There Are Risks In Purchasing Low-Priced Securities.

     If our securities were to be suspended or delisted from the Nasdaq SmallCap Market, they could be subject to rules under the Securities Exchange Act of 1934 ("Exchange Act") which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors" (i.e., individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by such rules, a broker-dealer must make a special suitability determination of the purchaser and have received the purchaser's written consent to the transaction prior to the sale.
Consequently, such rules may adversely affect the ability of broker-dealers and shareholders to sell our securities, whether in any secondary market that may develop for such securities or otherwise. Further, because of the limitations and requirements imposed on the sale of securities under such circumstances, such rules also may have an adverse effect on the prices at which our securities may trade in any secondary market place which may develop.

     The SEC has enacted rules that define a "penny stock" to be any equity security that has a price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including securities listed on the Nasdaq SmallCap Market or on designated exchanges. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure statement prepared by the SEC relating to the penny stock market. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. In the event our securities are no longer listed on the Nasdaq SmallCap Market or are not otherwise exempt from the provisions of the SEC's "penny stock" rules, such rules also may adversely affect the ability of broker-dealers and shareholders to sell our securities which, in turn, could have an adverse effect on the prices at which our securities may trade in any secondary market place that may develop.


     There  Is No Assurance Of A Continued Public Market For  Our
Securities.

     We can not assure you that a trading market for any of our securities will be sustained. Investors should be aware that sales of our securities may have a depressive effect on the price of our securities in any market in which our securities are traded or which may develop for such securities.


     We  Have  Outstanding  Options,  Warrants  And  Registration
Rights That May Limit Our Ability To Obtain Equity Financing  And
Could Cause Us To Incur Expenses   .

     We have issued or are obligated to issue warrants:

     * in our Initial Public Offering, as well as additional warrants on identical terms to others;

     *    to the underwriter of our Initial Public Offering;

     * in connection with a private placement offering of our securities in May 2002 to certain private investors; and

     *    to Mr. Helzer in connection with the Helzer Transaction.

     In accordance with the respective terms of warrants issued to investors and any options granted and that may be granted under our 1996 Stock Option Plan (the "Stock Option Plan") or to future investors, the holders are given an opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interests of the other stockholders. In this regard, the Warrants issued to the underwriter of our Initial Public Offering contain a cashless exercise provision. The terms on which we may obtain additional financing during the exercise periods of any outstanding warrants and options may be adversely affected by the existence of such warrants, options and Stock Option Plan. The holders of options or warrants may exercise such options or warrants at a time when we might be able to obtain additional capital through offerings of securities on terms more favorable than those provided by such options or warrants. In addition, the holders of the underwriter's warrants issued in connection with our Initial Public Offering have demand and "piggyback" registration rights with respect to their securities, and Mr. Helzer has demand registration rights with respect to the securities he acquired pursuant to the Helzer Transaction. Exercise of such registration rights may involve substantial expense to us.


     We  Have Sold Shares Below The Then Current Market Price And
Warrants With A Lower Exercise Price Than The Warrants.

     On May 15, 2002, we agreed to sell 1,090,909 shares of our common stock at $2.75 per share, a discount of approximately 8.6% below the closing bid price for our shares of common stock on the Nasdaq

SmallCap Market on May 15, 2002, and to issue warrants, without additional consideration as part of that transaction, to purchase 218,181 shares of our common stock exercisable at $3.50 per share in the Private Placement. The Private Placement provided for two equal and separate tranches of common stock and warrants. The first such tranche closed. The investors in the Private Placement declined to make the additional investment required to close the second tranche. Accordingly, the second tranche did not and will not close. In connection with settlements entered into with several of the investors in the Private Placement, all but 58,181 of the warrants issued in connection with the first tranche has been surrendered unexercised to the Company. Settlement discussions with the remaining investor have occured but there can be no assurance that any settlement will be successful.

     On February 6, 2003, we entered into the Helzer Transaction pursuant to which we sold 1,000,000 shares of our common stock and the Helzer Warrant to purchase up to an additional 1,000,000 shares of our common stock to Mr. Helzer, in exchange for gross proceeds of $1,000,000. Although the common stock sold in that transaction was at a price exceeding the then-current market price for the common stock and the Helzer Warrant exercise price also exceeded such market price, such Helzer Warrant is exercisable at an exercise price of $1.50 per share, which exercise price is $4.00 less than the exercise price of the Warrants issued pursuant to our Initial Public Offering in March 1999. The exercise price and number of shares of common stock issuable upon the exercise of the Helzer Warrant are subject to both typical anti-dilution provisions as well as a provision providing for an adjustment to the exercise price of the warrant in the event that the Company enters into certain sales transactions in which the common stock is sold at a price below the current exercise price of the Helzer Warrant. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

     The sale of securities pursuant to these private placement transactions and any future sales of our securities will dilute the percentage equity ownership of then existing owners of the shares of our common stock and may have a dilutive effect on the market price for our outstanding shares of common stock, the warrants issued pursuant to our Initial Public Offering, and the value of any other of our previously issued warrants.


     We  Will  Not  Receive  All The Proceeds  From  The  Private
Placement.

     As a result of the decision of the investors in our Private Placement not to purchase the second tranche of securities as required in our agreements with them, we did not receive the additional $1,500,000 of gross proceeds therefrom as anticipated although substantially all of the costs associated therewith have already been incurred by the Company. Although we have settled this matter with four of the five institutional investors in the Private Placement, we are currently considering the most appropriate course of action to take with regard to the institutional investor which has not settled and anticipate future negotiations with such investor to seek to resolve the matter. We may not be able to reach a mutually agreeable solution and may be faced with the prospect of either absorbing some or all of the additional costs incurred without receipt of any additional proceeds or the potential commencement of litigation which also is likely to be costly.


     Substantial Sales Of Restricted Shares Or Shares Held By Our
Officers,  Directors, Or Principal Shareholders  Could  Adversely
Affect The Market Price Of Our Common Stock.

      If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock may decline. Further, such sales also could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that such sales may have on the then-prevailing market price of our common stock. As of September 22, 2003, we had approximately 10,255,455 shares of common stock outstanding and 5,336,781 additional shares of common stock that may be issued upon the exercise of outstanding warrants and options. Of these shares, approximately 65% of our common stock is held by our officers, directors, and principal stockholders ("Affiliate Stockholders"). In addition, as of such date, approximately 1,236,364 shares of our outstanding common stock were "restricted securities" within the meaning of Rule 144 under the Securities Act (including 1.2 million which are held by Affiliate Stockholders) and an additional 1,911,781 shares of common stock which would constitute "restricted securities" are issuable upon the exercise of outstanding options and warrants (including 1.3 million shares issuable to Affiliate Stockholders). Shares held by Affiliate Stockholders which are not restricted shares are referred to as "control shares".

      The restricted shares (including those issuable upon the exercise of outstanding warrants or options) were issued and sold in private transactions or under employee benefit plans in reliance upon exemptions from registration under the Securities Act. Control shares and restricted shares may be sold in the public market only if they are registered under the Securities Act or if they qualify for an exemption from registration, such as the exemptions provided under Rule 144 under the Securities Act, which is summarized below.

      Holders of "restricted shares" or "control shares" are eligible to sell shares of our common stock under Rule 144. In general, under Rule 144 as currently in effect, a person or persons whose shares are required to be aggregated, who holds (a) control shares or (b) has beneficially owned restricted shares for at least one year (including the holding period of any prior owner except an affiliate), is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

      * one percent of the number of shares of common stock then outstanding (which, as of September 22, 2003, would equal approximately 102,554 shares), or

      * the average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice o the sale is filed.

      Sales under Rule 144 also are subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Affiliated Stockholders who hold control shares are required to continue to comply with those requirements until they are no longer "affiliates" (within the meaning of Rule 144) of the Company and three months has passed since they were last deemed to be an affiliate of the Company.

      We have granted demand registration rights, rights to participate in offerings that we initiate, and Form S-3 registration rights to Mr. Helzer and we may permit other shareholders such as TDA to participate in any such registration.

      Because the Affiliated Stockholders hold a significant number of our common shares, most of which are not restricted securities and those which are restricted have registration rights, if they should decide to sell a significant number of shares of our common stock, whether under Rule 144 or pursuant to a registration statement, the market price of our common stock could be significantly adversely affected by such sales.


     We May Not Be Able To Make Our Required SEC Filings On Time:

     In light of new rules, regulations, requirements, and procedures created and/or imposed upon us and/or on our independent auditors since the passage of the Sarbanes-Oxley Act of 2002, or for other reasons, we may not be able to make all of our required filings with the Securities and Exchange Commission in a timely manner. A late filing of any required filing, even if an extension is available and/or granted, may have an adverse affect on our Company, the market price at which our securities trade, and our listing on Nasdaq or whatever marketplace on which our securities may be trading.


     We Have No Plans To Pay Cash Dividends.

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


     We   Have   Anti-Takeover  Provisions  That  Authorize   Our
Directors   To   Issue  And  Determine  The  Rights   Of   Shares
Of Preferred Stock In Our Certificate Of Incorporation.

     Our Certificate of Incorporation permits our directors to designate the terms of and issue shares of preferred stock. The issuance of shares of preferred stock by the Board of Directors could adversely effect the rights of holders of common stock by, among other matters, establishing preferential dividends, liquidation rights and voting power. Although we have no present intention to issue shares of preferred stock, their issuance might render it more difficult, and therefore discourage, an unsolicited takeover proposal such as a tender offer, proxy contest or the removal of incumbent management, even if such actions would be in the best interest of our stockholders.


     Our   Certificate   Of   Incorporation   Limits   Directors'
Liability.

     Our Certificate of Incorporation provides that our directors will not be held liable to us or our stockholders for monetary damages upon breach of a director's fiduciary duty with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends and transactions from which the director derived an improper personal benefit.



ITEM 2.   PROPERTIES


Locations Owned By and Leased From TDA

     We lease approximately 15,000 square feet of executive office space located at 1451 Channelside Drive, Tampa, Florida
33605 from a wholly-owned subsidiary of TDA, at an approximate base annual rental of $120,000.

     Additionally, we lease nine (9) locations from the TDA subsidiary, two (2) in Alabama (Birmingham and Mobile) and six
(6) in Florida (Fort Myers, Holiday, Lakeland, Pensacola, St. Petersburg and Tampa). We also lease one (1) location in Littleton, Colorado, from an entity owned one-half by the TDA subsidiary and one-half by James E. Helzer, our President, and his spouse. The facilities located in Birmingham, Alabama, and Lakeland, Florida, have been subleased to unaffiliated third parties, and all or a portion of the Tampa, Florida, executive office space may be subleased to third parties in the future.

     The aggregate approximate square footage and aggregate approximate base annual rental for the locations leased from the TDA subsidiary are 250,000 square feet (exclusive of land used for storage and other purposes) and $790,000.

     The aggregate approximate square footage and aggregate approximate base annual rental for the Littleton, Colorado location leased from an entity owned one-half by the TDA subsidiary and one-half by James E. Helzer, our President, are 7,500 square feet (exclusive of land used for storage and other purposes) and $46,000, respectively.

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

     Through June 30, 2002, TDA provided office space for use  as
our   New  York  corporate  executive  offices  pursuant  to   an
administrative services agreement that has been terminated. Commencing July 1, 2002, the Company began to pay to TDA seventy-five (75%) percent of the occupancy cost (approximately $4,500 per month) for our executive offices, and TDA began to pay twenty-five (25%) percent of such occupancy cost (approximately $1,500 per month) in order to defray any expenses that may be deemed to be attributable to TDA. The current lease for the Company's New York corporate executive offices expired in October 2002 with TDA as the named lessee. In October 2002, the Company entered into a new lease with the landlord for these premises at a base rent of approximately $6,900 per month with customary additional rental
charges   (i.e.,  proportionate  share  of  real  estate   taxes,
electricity, etc.), of which TDA will continue to pay twenty-five (25%) percent. This lease expires in October 2012.


Locations Owned By and Leased From James E. Helzer

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

     The aggregate approximate square footage and aggregate approximate base annual rental for the locations leased from James E. Helzer are 254,700 square feet (exclusive of land used for storage and other purposes) and $784,000, respectively.

     The aggregate approximate square footage and aggregate approximate base annual rental for the Littleton, Colorado location leased from an entity owned one-half by the TDA subsidiary and one-half by James E. Helzer, our President, are 7,500 square feet (exclusive of land used for storage and other purposes) and $46,000, respectively.

     The foregoing premises, except for the Frisco, Texas, premises, are leased to us from James E. Helzer pursuant to five-year leases expiring in June 2007 providing for base annual rentals as set forth above with provisions for five (5%) percent increases commencing on July 1, 2006. The Frisco, Texas, premises is leased to us on a month-to-month basis. Additional rental and other charges for the foregoing leases include provision for us to insure and maintain and pay all taxes on the premises. We also have a right of first refusal to purchase the foregoing premises. We believe that such leases are on terms no less favorable than we could have obtained from unaffiliated third parties.

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


Location Owned By and Leased From Gary L. Howard

     We lease approximately 30,000 square feet of office, showroom and warehouse space, and approximately four acres of outdoor storage space in Mansfield, Texas, from Gary L. Howard, a former executive officer of the Company, at a base annual rental of approximately $112,000 pursuant to a lease expiring in October 2004. We have the right to one, three-year renewal at a base annual rental of five (5%) percent over that paid during the current term. Additional rental and other charges for the foregoing lease include provisions for us to insure and maintain and pay taxes on the premises. We have a right of first refusal to purchase the foregoing premises. We believe that the foregoing lease is on terms no less favorable than we could have obtained from an unaffiliated third party.


Locations Leased From Third Parties

     We lease eighteen (18) locations (including a parcel of land and property subleased to a third party) from third parties (two
(2) in Colorado (Eagle and Fort Collins), four (4) in Florida (Clearwater, Orlando, Panama City and Tallahassee), one (1) each in Illinois (Lake Zurich), Indiana (Indianapolis), Minnesota (Eagan), Mississippi (Gulfport), Missouri (Hazelwood) and Nebraska (Omaha), and six (6) in Texas (Addison, Austin, Denton, Houston, Lubbock and Rosedale)). The aggregate approximate square footage and base annual rentals for the locations leased from third parties are 560,000 square feet and $1,919,000, respectively.

     As part of the foregoing leases, additional undeveloped land is leased from third parties. That undeveloped land is used for storage or reserved for future use. The locations and approximate acreages of the undeveloped land is as follows: Austin (six),
Denton (six), Eagle (two), Fort Collins (one and a half), Hazelwood (three), Houston (four), Indianapolis (two), and Rosedale (three).

     Other than two leases, which are on a month-to-month basis, the leases with third parties expire at varying times through October 2008, and several leases contain renewal options. These leases generally contain provisions requiring us, among other things, to pay various occupancy costs.


ITEM 3.   LEGAL PROCEEDINGS

     We are not subject to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security-holders during the fourth quarter of its fiscal year ended June 30, 2003.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to the Instructions of Form 10-K and Item 401(b) of Regulation S-K, the name, age, and position of each executive officer of the Company are set forth below, together with such officer's business experience during the past five years. Officers are elected annually by the Board of Directors of the Company to hold office until the earlier of their death, resignation, or removal.

  Name                          Age     Position with Company
  ----                          ---     ---------------------
  Douglas P. Fields...........  61      Chairman of the Board and
                                        Chief Executive Officer

  James E. Helzer.............  63      President and Vice Chairman of the
                                        Board of Directors

  Frederick M. Friedman.......  63      Executive Vice President, Chief
                                        Financial Officer, Secretary,
                                        Treasurer, and Director

  E. G. Helzer................  52      Senior Vice President -- Operations



     Douglas P. Fields has been the Chairman of the Board of Directors, Chief Executive Officer and a Director of the Company since its inception. From the inception of the Company through July 1996, Mr. Fields also served as the President of the Company. For more than the past five years, Mr. Fields has been the Chairman of the Board and Chief Executive Officer of each of the Company's subsidiaries. Mr. Fields serves in the same capacities for TDA and each of its subsidiaries. TDA is a holding company that is our majority stockholder and whose operating subsidiaries are engaged in the operation of an indoor tennis facility and the management of real estate. Mr. Fields received a Masters degree in Business Administration from the Harvard University Graduate School of Business Administration in 1966 and a B.S. degree from Fordham University in 1964.

     Frederick M. Friedman has been the Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its inception. For more than the past five years, Mr. Friedman has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of each of the Company's subsidiaries. He serves in the same capacities for TDA and each of its subsidiaries. Mr. Friedman received a B.S. degree in Economics from The Wharton School of the University of Pennsylvania in 1962.

     James E. Helzer has been the President of the Company since December 1997 and our Vice Chairman of the Board of Directors since March 1999. He was President of JEH Eagle from July 1997 through June 30, 2002 and President of Eagle from December 1997 through June 30, 2002. From 1982 until July 1997, Mr. James E. Helzer was the owner and Chief Executive Officer of JEH Company.

     E. G. Helzer has been the Senior Vice President - Operations of the Company since December 1997. He served as Senior Vice President - Operations for JEH Eagle from July 1997 through June 30, 2002 and has served as President of JEH Eagle since July 1, 2002. Mr. Helzer also served as Senior Vice President -- Operations for Eagle from December 1997 through June 30, 2002 and has served as President of Eagle since July 1, 2002. From 1994 until July 1997, he was the Vice President - Operations and

Colorado  manager  of  JEH Company.  From 1982  until  1994,  Mr.
Helzer  was the Manager - Production and Service for JEH Company.
E.G.  Helzer  is  the brother of James E. Helzer,  the  Company's
President and Vice Chairman of our Board of Directors.

     There is no family relationship between any of the Company's directors or executive officers, except that James E. Helzer is the brother of E.G. Helzer, the Company's Senior Vice President -
- Operations.

                             PART II
                             -------

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

Market for Our Securities

     We have two classes of securities presently registered: common stock and Warrants. These securities are presently traded on the NASDAQ SmallCap Market under the trading symbols "EEGL" and "EEGLW," respectively, and on the BSE under the trading symbols "EGL" and "EGLW," respectively, and have been since the Initial Public Offering in March 1999. At the close of business on September 22, 2003, there were outstanding 10,255,455 shares of common stock which were held by approximately 19 shareholders of record (and approximately 1,060 beneficial owners).

     The high and low bid price quotations for our common stock, as reported by NASDAQ SmallCap Market, are as follows for the periods indicated:

                                            High       Low
                                            ----       ---
     Year Ended June 30, 2002:
     First Quarter.....................    $ 1.38      $1.01
     Second Quarter....................    $ 1.99      $0.99
     Third Quarter.....................    $ 3.80      $1.51
     Fourth Quarter....................    $ 4.14      $2.30

     Year Ended June 30, 2003:
     First Quarter.....................    $ 2.68      $0.01
     Second Quarter....................    $ 1.18      $0.81
     Third Quarter.....................    $ 0.99      $0.62
     Fourth Quarter....................    $ 1.79      $0.66

     Year Ended June 30, 2004:
     First Quarter
     (through August 31, 2003).........    $ 2.00      $1.33


     On September 22, 2003, the closing price of the common stock as quoted by Nasdaq SmallCap Market was $2.40 per share.

     The high and low bid price quotations for the Warrants sold in our Initial Public Offering, as reported by NASDAQ SmallCap
Market, are as follows for the periods indicated:


                                            High       Low
                                            ---        ---
     Year Ended June 30, 2002:
     First Quarter....................     $ 0.14      $0.08
     Second Quarter...................     $ 0.24      $0.07
     Third Quarter....................     $ 0.47      $0.12
     Fourth Quarter...................     $ 0.68      $0.20

     Year Ended June 30, 2003:
     First Quarter....................     $ 0.30      $0.01
     Second Quarter...................     $ 0.13      $0.05
     Third Quarter....................     $ 0.09      $0.02
     Fourth Quarter...................     $ 0.17      $0.03

     Year Ended June 30, 2004:
     First Quarter (through
     August  31,2003).................     $ 0.17      $0.07

     On September 22, 2003, the closing price of the Warrants sold in our Initial Public Offering as quoted by Nasdaq SmallCap
Market was $0.20 per Warrant.

     We believe that the NASDAQ SmallCap Market is the principal market for our common stock and Warrants. The over-the-counter market quotations set forth above for both our common stock and our Warrants reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends

     Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. Except for cash and non-cash dividends paid to TDA from our Eagle subsidiary prior to or simultaneously with the consummation of our Initial Public Offering and the Acquisitions, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is subject to the terms of our credit facility that could restrict our ability to pay dividends if we do not satisfy certain financial requirements. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of
Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

Recent Sales of Unregistered Securities

     On February 6, 2003, in connection with the Helzer Transaction, we entered into the Securities Purchase Agreement. We received gross proceeds of $1 million in exchange for our sale of (a) 1,000,000 shares of our common stock and (b) the Helzer
Warrant pursuant to which Mr. Helzer may purchase up to an additional 1,000,000 shares of our common stock

     The Helzer Warrant is exercisable for five years following its issuance at an exercise price of $1.50 per share. The exercise price and the number of shares of common stock issuable upon the exercise of the Helzer Warrant are subject to both typical anti-dilution provisions as well as a provision providing for an adjustment to the exercise price of the Helzer Warrant in the event that the Company enters into certain sales transactions in which the common stock is sold at a price below the current exercise price of the Helzer Warrant (a "Diluting Issuance"). Under the terms of the Helzer Warrant, Mr. Helzer is required to seek approval of the Company's stockholders for (a) any adjustment of the exercise price of the Helzer Warrant below $0.875 per warrant share due to a Diluting Issuance and (b) prior to exercising the Helzer Warrant for more than 811,090 warrant shares ("Stockholder Approvals"). We anticipate seeking the Stockholder Approvals at the next annual meeting of our stockholders. TDA has agreed with Mr. Helzer and the Company to vote all of the shares of the Company's common stock held by it in favor of such approval.

     Pursuant to the Securities Purchase Agreement, as amended, commencing on August 6, 2003, upon Mr. Helzer's written demand, we are obligated to file a registration statement under the Securities Act registering the shares of common stock Mr. Helzer acquired in the Helzer Transaction, including the shares issuable upon the exercise of the Helzer Warrant.

     We believe that the Helzer Transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of
Section 4(2) or 4(6) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC under the Securities Act.

     In February 2003, our Chairman and Chief Executive Officer, Douglas P. Fields, and our Executive Vice President, Chief Financial Officer, Treasurer, and Secretary, Frederick M. Friedman, each agreed to accept $100,000 of their cash compensation for the fiscal year ended June 30, 2003 in the form of 100,000 newly issued, unregistered shares of the Company's common stock in lieu of such cash compensation. These shares were issued April 11, 2003. We believe that this issuance of our shares of common stock was exempt from the registration requirements of the Securities Act pursuant to the provisions of
Section 4(2) or 4(6) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC under the Securities Act.

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

     The selected financial information presented below should be read in conjunction with the consolidated financial statements, as restated, and the notes thereto.

                                                            At and for the
                                                    Year Ended June 30 - Combined (1)
                                  ----------------------------------------------------------------------
                                      2003          2002           2001            2000          1999
                                  ----------     ----------     ----------     ----------     ----------
                                            (Dollars in Thousands, except per share data)

Selected Operations Data:
  Revenues........................$  226,136     $  230,496     $  189,448     $  181,197     $  150,764
  Gross profit....................    54,916         56,554         48,260         44,486         36,398
  (Loss) income from continuing
    operations, net of taxes......    (1,423)         1,747          1,086          2,403          2,865
Loss from discontinued operation,
    net of taxes..................      (191)          (356)          (238)          (273)          (156)
  Cumulative effect of accounting
    change, net of taxes..........      (413)            --             --             --             --
Net income (loss).................    (2,027)         1,391            848          2,130          2,709

Consolidated Per Share Data:
  Net (loss) income from
    continuing operation..........$    (0.15)    $     0.20     $     0.13     $     0.27     $     0.45
  Loss from discontinued
    operation.....................     (0.02)         (0.04)         (0.03)         (0.03)         (0.02)
  Cumulative effect of accounting
    changes.......................     (0.04)            --             --             --             --
  Net income (loss)...............     (0.21)          0.16           0.10           0.24           0.43

Other Financial Data:
  Net cash (used in) provided by
    operating activities..........$   (5,330)    $   (2,237)    $   (4,186)    $   (3,019)    $      939
  Net cash used in investing
    activities....................      (618)        (1,127)        (2,724)        (2,248)        (3,431)
  Net cash provided by financing
    activities....................     2,099          3,040          5,424          3,914          9,326

Selected Balance Sheet Data:
  Working capital.................$   45,342     $   45,938     $   40,210     $   32,637     $   27,159
  Total assets....................   105,696        100,428         93,994         85,229         76,223
  Long-term debt..................    42,688         40,425         38,337         33,089         30,139
  Total liabilities...............    84,480         78,261         74,511         66,593         60,504
  Shareholders' equity............    21,216         22,167         19,483         18,636         15,719

-------------------------


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

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For a more detailed discussion of such forward-looking statements and certain risk factors that should be considered by investors and others, see Item 1. "Business - A Note About Forward Looking Statements" and "-- Business Environment and Risk Factors."

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of financial condition and results of operation are based on the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America and which require the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure and reported amounts of contingent assets and liabilities at the dates of the financial statements. Significant estimates which are reflected in these Consolidated Financial Statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to allowances for doubtful accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items, expenses, and contingent assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

     The Company believes the following critical accounting policies are based upon its more significant judgments and estimates used in the preparation of its Consolidated Financial
Statements:

     * We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the failure of our customers to make payments when due or within a reasonable period of time thereafter. Although many factors can affect the failure of customers to make required payments when due, one of the most unpredictable is weather, which can have a positive as well as negative impact on the Company's customers. For example, severe or catastrophic weather conditions, such as hail storms or hurricanes, will generally increase the level of activity of our customers, thus enhancing their ability to make required payments. On the other hand, weather conditions such as heavy rain or snow or ice storms will generally preclude customers from installing the Company's products on job sites and collecting from their own customers, which conditions could result in the inability of the Company's customers to make payments when due. The reserve for allowance for doubtful accounts and notes receivable is intended to adjust the value of our accounts and notes receivable for possible credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Calculating such allowances involves significant judgment. We estimate our reserves for allowance for doubtful accounts and notes receivable by applying estimated loss percentages against our aging of accounts receivables and based on our estimate of the credit worthiness of the customers from which the notes are payable. Changes to such allowances may be required if the financial condition of our customers deteriorates or improves or if we adjust our credit standards, thereby resulting in reserve or write-off patterns that differ from historical experience. Errors by the Company in estimating our allowance for doubtful accounts and notes receivable could have a material adverse affect on the Company's financial condition, results of operations, and cash flow.

     * We write down our inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and their estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. If inventory write-downs are required, the Company's financial condition, results of operations, and cash flows could be materially adversely affected.

     * We test for impairment of the carrying value of goodwill annually and when indicators of impairment occur. Indicators of impairment could include, among other things, a significant change in the business climate, including a significant sustained decline in an entity's market value, operating performance indicators, competition, sale or disposition of a significant portion of the business, legal or other factors. In connection with the annual test for impairment, management reviews various generally accepted valuation methodologies for valuing goodwill. Management reviewed the carrying value of the goodwill on its balance sheet as of June 30, 2003 in light of the fact that the Company's stock market capitalization of our outstanding equity securities as of that date was below our total shareholders' equity (book value). Management concluded that the market price of the Company's common stock is not the best indication of the fair market value of the Company. Management believes that, with respect to the Company, the better indicator of fair market value results from the use of the discounted estimated future cash flow method, which includes an estimated terminal value component. This method is based on management's estimates, which will vary if the judgments and assumptions used to estimate the related business's future revenues, gross profit margins, operating expenses, interest rates, and other factors, prove to be inaccurate. If such judgments, assumptions and estimates prove to be incorrect, then the Company's carrying value of goodwill may be overstated on the Company's balance sheet, and the Company's results of operations may not reflect the impairment charge that would have resulted if such judgments, assumptions and estimates had been correct. Any failure to write down goodwill for impairment correctly during any period could have a material adverse effect on the Company's future financial condition and results of operations, as well as cause historical statements of operations, financial condition, and cash flows to have been incorrectly stated in light of the failure to take any such write downs correctly.

     * In conducting the required goodwill impairment test, we identified reporting units by determining the level at which separate financial statements are prepared and reviewed by management. The test was required by only one of our operating subsidiaries. As a result of the required test, we determined that no write down of our goodwill was required at June 30, 2003. While we do not use our stock market capitalization to determine the fair value of our reporting unit, we expect convergence between our stock market value capitalization and our discounted cash flow valuation to occur over time or from time to time. If this does not occur, it may signal the need for impairment charges.

     * We seek revenue and income growth by expanding our existing customer base, by opening new distribution centers, and by pursuing strategic acquisitions that meet our various criteria. If our evaluation of the prospects for opening a new distribution center or of acquiring a company misjudges our estimated future revenues or profitability, such a misjudgment could impair the carrying value of the investment and result in operating losses for the Company, which could materially adversely affect our results of operations, financial condition, and cash flows.

     * We file income tax returns in every jurisdiction in which we have reason to believe we are subject to tax. Historically, we have been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by us regarding one or more of our transactions is contrary to that jurisdiction's laws or regulations. In any such event, we may incur charges to our income statement which could materially adversely affect our net income and may incur liabilities for taxes and related charges which may materially adversely affect our financial condition.


General

     This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the consolidated operating results and financial condition of the Company for the fiscal years ended June 30, 2003, 2002 and 2001. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the Consolidated Financial Statements and the related notes and the other statistical information contained herein.


Results Of Operations

     Comparison of Fiscal Years Ended June 30, 2003 and 2002

     Revenues of the Company during the fiscal year ended June 30, 2003 decreased by approximately $4.4 million (1.9%) to approximately $226.1 million from approximately $230.5 million in fiscal 2002. This decrease may be attributed primarily to a decrease in revenues of approximately $27.8 million generated from "storm" distribution centers opened for more than one year and a decrease in revenues of approximately $1.1 million generated from "greenfield" distribution centers closed during fiscal 2003, offset by an increase in revenues of approximately $3.1 million from storm centers opened in fiscal 2003 and during the last quarter of fiscal 2002, and approximately $21.4 million that had been generated from greenfield distribution centers opened for more than one year. During the fourth quarter of fiscal 2003 the Company's results of operations began to benefit from the unusual and severe storm activity that occurred last spring in certain of the Company's existing market areas. The Company continues to believe that those storms have had and will likely continue to have a positive impact on the Company's results of operations in the 2004 fiscal year.

     Cost of sales increased between the 2003 and 2002 fiscal years at a greater rate than the decrease in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues increased to 75.7% in the fiscal year ended June 30, 2003 from 75.5% in the fiscal year ended June 30, 2002, and gross profit as a percentage of revenues decreased to 24.3% in the fiscal year ended June 30, 2003 from 24.5% in the fiscal year ended June 30, 2002. As stated in Note 1 to the Consolidated Financial Statements, the Company adopted Emerging Issue Task Force ("EITF") 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 for fiscal 2002 would have been an increase of $635,000 in cost of sales. Had the effect of EITF 02-16 been recorded in fiscal 2002, gross profit, as a percentage of revenues would have been 24.3%.

     Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $4 million (7.6%) between the 2003 and 2002 fiscal years presented. Of this increase, approximately $2 million may be attributed to an increase in the provision for doubtful accounts and notes receivable, approximately $1.6 million in increased payroll and related expenses, approximately $801,000 to the operating expenses of new distribution centers and increases in various other operating expenses. Regarding the increase in the reserve for doubtful accounts and notes receivable, during the fiscal year ended June 30, 2003, the Company added approximately $250,000, net of write-offs of approximately $4.5 million, to its reserves for doubtful accounts and notes receivable. This increase was attributed to the failure of the aging of the Company's accounts receivable to improve. At June 30, 2003, the Company's accounts receivable over 90 days past due significantly increased. As a result of the foregoing, management concluded that the deterioration in the aging of the Company's accounts receivable during the fiscal year ended June 30, 2003 warranted the increase in the reserve for doubtful accounts and notes receivable. Approximately $1.8 million of the increase in the reserve for doubtful accounts and notes receivable at June 30, 2003 was attributable to amounts due from certain specific customers aggregating approximately $8.3 million. These customers, in the aggregate, accounted for 2.4% and 4% of the Company's total revenues for the fiscal years ended June 30, 2003 and 2002, respectively. Depreciation and amortization decreased by an aggregate of approximately $459,000 (31%) between the 2003 and 2002 fiscal years. Operating expenses (including depreciation and amortization) as a percentage of revenues were 24.7% in the fiscal year ended June 30, 2003 compared to 22.5% in the fiscal year ended June 30, 2002.

     Interest income was approximately the same in both the  2003 and 2002 fiscal years presented.

     Interest expense decreased by approximately $627,000 (27.3%) between the 2003 and 2002 fiscal years presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

     In January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2002 and 2001 fiscal years and are presented as discontinued in the 2003 fiscal year Consolidated Financial Statements.


     Comparison of Fiscal Years Ended June 30, 2002 and 2001

     Revenues of the Company in fiscal year ended June 30, 2002 increased by approximately $41 million (21.7%) to $230 million from approximately $189 million in fiscal year ended June 30, 2001. This increase may be attributed primarily to an increase in revenues of approximately $52.7 million generated from distribution centers opened in fiscal year ended June 30, 2002 and during the last quarter of fiscal year ended June 30, 2001 and approximately $6.1 million generated from distribution centers opened for more than one year, offset by the loss of revenues of approximately $17.8 million that had been generated from distribution centers closed or consolidated during fiscal 2002. Of the approximately $41 million increase in revenues in fiscal 2002, "greenfield" distribution centers opened in fiscal year ended June 30, 2002 and during the last quarter of fiscal 2001, and those opened for more than one year, generated revenues of approximately $25.9 million and $11.2 million, respectively, offset by a decrease in revenues of approximately $9.1 million from greenfield centers closed or consolidated during fiscal year ended June 30, 2002; and "storm" distribution centers opened in fiscal year ended June 30, 2002 and during fiscal year ended June 30, 2001 generated revenues of approximately $26.8 million, offset by decreases in revenues from storm centers opened for more than one year, and storm centers closed or consolidated during fiscal year ended June 30, 2002, of approximately $5.1 million and $8.7 million, respectively.

     Cost of sales increased between the 2002 and 2001 fiscal years at a greater rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues increased to 75.5% in the fiscal year ended June 30, 2002 from 74.5% in the fiscal year ended June 30, 2001, and gross profit as a percentage of revenues decreased to 24.5% in the fiscal year ended June 30, 2002 from 25.5% in the fiscal year ended June 30, 2001. This decline is attributable to competitive pricing pressures in certain market areas and a product mix in certain market areas which did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. In addition, in light of the economic uncertainties that arose as a result of the events of September 11, 2001, certain sales and collection incentives were instituted in October 2001 which negatively impacted gross profit margins. These incentives cost the Company approximately $1 million in gross profit, although they resulted in a then substantial reduction in the Company's accounts and notes receivable and strengthened the Company's then financial position.

     Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $8,172,000 (18.7%) between the 2002 and 2001 fiscal years.
Approximately $8,025,000 of this increase may be attributed to the operating expenses of the new distribution centers and approximately $3,212,000 may be attributed to increased payroll and related expenses, offset by decreases in operating expenses of closed or consolidated distribution centers of approximately $3,461,000. Additionally, in light of the softening of economic conditions in certain of our market areas during fiscal 2002, particularly in the fourth quarter, the Company added approximately $1,297,000 to its provision for doubtful accounts. Depreciation and amortization, and amortization of cost in excess of net assets acquired (goodwill) and deferred financing costs decreased by an aggregate of approximately $790,000 (34.7%) between the 2002 and 2001 fiscal years. This decrease is primarily attributable to the early adoption, effective July 1, 2001, of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Asset, which provides that goodwill will no longer be subject to periodic amortization. See Notes to the Consolidated Financial Statements. Operating expenses (including depreciation and amortization) as a percentage of revenues were 22.5% in the fiscal year ended June 30, 2002 compared to 23.1% in the fiscal year ended June 30, 2001. During fiscal 2002, the Company added approximately $2.2 million, net of write-offs of approximately $562,000, to its allowance for doubtful accounts. This increase was attributed to the failure of the aging of the Company's accounts receivable to improve during the fourth quarter of fiscal 2002, which it typically does as weather related construction conditions improve and customer activity levels increase. At June 30, 2002, the Company's accounts receivable over 90 days past due significantly increased from June 30, 2001. As a result of the foregoing, management concluded that the deterioration in the aging of the Company's accounts receivable during fiscal 2002 warranted the increase in the allowance for doubtful accounts. Approximately $1,529,000 of the increase in the allowance for doubtful accounts at June 30, 2002 was attributed to amounts due from certain specific customers aggregating approximately $5,464,000. These customers accounted for 3.2% and 4.3% of the Company's total revenues in fiscal 2002 and 2001, respectively.

     In January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2002 and 2001 fiscal years.

     Interest income decreased by approximately $141,000  (29.3%)
between the 2002 and 2001 fiscal years. This decrease is due to lower rates of interest earned on short-term investments.

     Interest expense decreased by approximately $908,000 (28.4%) between the 2002 and 2001 fiscal years. This decrease is due to lower rates of interest charged on borrowings under credit facility loans.


Comparison of Fiscal Years Ended June 2001 and 2000

     Revenues of the Company during the fiscal year ended June 30, 2001 increased by approximately $8,251,000 (4.6%) compared to the 2000 fiscal year. This increase may be attributed to the revenues generated from new distribution centers opened in fiscal 2001 and during the last quarter of fiscal 2000 (approximately $20,480,000), offset by the loss of revenues that had been generated from distribution centers closed (approximately $10,267,000). Revenue growth during the twelve-month period ended June 30, 2001 was negatively impacted by the loss of revenues during the three-month periods ended December 31, 2000 and

March 31, 2001, which was caused by adverse weather conditions in the Company's Texas, Colorado and Midwest market areas.

      Cost of sales increased between the 2001 and 2000 fiscal years at a lesser rate than the increase in revenues between these fiscal years. Accordingly, cost of sales as a percentage of revenues decreased to 74.5% in the fiscal year ended June 30, 2001 from 75.4% in the fiscal year ended June 30, 2000, and gross profit as a percentage of revenues increased to 25.5% in the fiscal year ended June 30, 2001 from 24.6% in the fiscal year ended June 30, 2000. This increase may be attributed primarily to an increase in out-of-warehouse sales, which carry higher gross profit margins than direct sales.

      Operating expenses of the Company (including non-cash charges for depreciation and amortization) increased by approximately $5,647,000 (14.8%) between the 2001 and 2000 fiscal years. Approximately $3,539,000 of this increase may be attributed to the operating expenses of new distribution centers opened in fiscal 2001 and during the last quarter of fiscal 2000, approximately $363,000 consists of corporate operating expenses, approximately $2,042,000 is attributable to an increase in payroll costs and delivery expenses due primarily to the need to service the increased sales revenues, an increase in the provision for doubtful accounts of $602,000, offset by decreases in expenses of closed distribution centers of approximately $1,043,000 and decreases in other expense areas. Depreciation and amortization, and amortization of cost in excess of net assets acquired (goodwill) and deferred financing costs increased by an aggregate of approximately $207,000 between the 2001 and 2000 fiscal years. Approximately $10,000 of this increase is additional depreciation, approximately $13,000 is additional amortization of deferred financing costs and approximately $184,000 is additional amortization of goodwill. The increase in amortization of goodwill may be attributed primarily to the increase in goodwill arising from the additional consideration paid for the purchases of the businesses and substantially all of the assets of JEH Co. and MSI Co. by JEH Eagle and MSI Eagle, respectively. Operating expenses as a percentage of revenues were 23.1% in the 2001 fiscal year compared to 21% in the 2000 fiscal year.

     In January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The operations of this distribution center have been reclassified as discontinued in the 2002 and 2001 fiscal years.

      Interest income was approximately the same in both the 2002 and 2001 fiscal years presented.

      Interest expense increased by approximately $132,000 (4.3%)
between  the  2001 and 2000 fiscal years. This  increase  is  due
primarily   to   the  interest  expense  incurred  on   increased
borrowings under revolving credit loans.


Liquidity and Capital Resources

     The  Company's working capital was approximately $45,342,000
at  June  30, 2003 compared to $45,938,000 at June 30, 2002.   At
June 30, 2003, the Company's current ratio was 2.13-to-1 compared to 2.26-to-1 at June 30, 2002.

     Net cash used in operating activities for fiscal year ended June 30, 2003 increased by approximately $3.1 million to approximately $5.3 million from approximately $2.2 million for the fiscal year ended June 30, 2002. This increase may be attributed principally to decreases in net income of approximately $3.4 million, reserve for doubtful accounts and notes receivable of approximately $2 million, federal and state income taxes of approximately $1.7 million and depreciation and amortization of approximately $500,000, and an increase in inventory of approximately $3.2 million, offset by decreases in deferred income taxes of approximately $1 million, accounts and notes receivable of approximately $2.3 million, assets of a discontinued operation of approximately $500,000, other current assets of approximately $400,000, an increase in accounts payable of approximately $3.2 million and other miscellaneous changes.

     Net cash used in investing activities for the fiscal year ended June 30, 2003 decreased by approximately $500,000 to approximately $600,000 from approximately $1.1 million for the fiscal year ended June 30, 2002. This decrease may be attributed to a decrease in capital expenditures of approximately $200,000 and a decrease of approximately $300,000 in contingent consideration payments for acquired companies. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $500,000, of which approximately $300,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete in its market areas, and $100,000 for leasehold improvements.

     Net cash provided by financing activities for the fiscal year ended June 30, 2003 decreased by approximately $900,000 to approximately $2.1 million from approximately $3 million for the fiscal year ended June 30, 2002. This decrease may be attributed to the decrease in the net principal borrowings on long-term debt of approximately $500,000 and the reduction in net proceeds from the private placements of the Company's common shares and warrants of approximately $400,000.

     On February 6, 2003, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James
E. Helzer, the President, Chief Operating Officer, and Vice Chairman of the Board of Directors of the Company, to sell in a private placement transaction (the "Helzer Transaction") for gross proceeds to the Company of $1 million (a) 1,000,000 authorized but previously unissued common shares of the Company, and (b) warrants to purchase up to an additional 1,000,000 authorized but previously unissued common shares of the Company at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance (the "Helzer Warrant"). Although the closing price for the Company's common shares at the close of business on the day before the Helzer Transaction closed was $0.81 and the Company received two separate fairness opinions indicating that the consideration received by the Company in the Helzer Transaction was fair, Mr. Helzer will be able to benefit from any appreciation in the market price of the Company's common shares. On September 22, 2003, the last reported sales price for the Company's common shares was $2.40 per share.

     In February 2003, the Chairman and Chief Executive Officer of the Company, and the Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Company, each agreed to accept $100,000 of their cash compensation for the fiscal year ended June 30, 2003 in the form of 100,000 newly issued, unregistered common shares of the Company in lieu of such cash compensation. These shares were issued April 11, 2003.

     During the fiscal year ending June 30, 2004, management intends to attempt to refinance and extend the maturity date of the Company's existing asset based credit facility with the objective of increasing the size of the credit facility and extending the maturity date three to five years from the October 21, 2004 current maturity date. There is no assurance that the Company will be successful in refinancing its credit facility, including extending the maturity date or increasing the size of the credit facility.

     The Company believes that its available sources for liquidity will be adequate to sustain its normal operations during the twelve-month period beginning July 1, 2003, assuming the Company is able to amend its credit facility to provide for limited over advances and overlines, if required, as it has in the past (see below).

     As of June 30, 2003, our long-term debt obligations and future minimum lease obligations under non-cancelable operating leases are summarized as follows:

                     Payments Due by Period
                     ----------------------


                                                 Less Than             1-3                4-5               After
Contractural Obligations          Total            1 Year             Years              Years             5 Years
------------------------     ---------------    --------------    --------------     --------------    --------------
Long-term debt               $   43,547,892     $      860,000    $   42,687,892           --                --
Operating lease obligations      21,087,000          6,467,000        12,309,000          2,311,000          --


Credit Facilities

      In June 2000, and as subsequently amended, with the last amendment dated as of May 12, 2003, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and
limited  partnership  as borrowers (the "borrowers").   The  loan
agreement  increased  the  credit  facility  by  $5  million,  to
$44,975,000,   and   lowered  the  average   interest   rate   by
approximately one-half of one (1/2%) percent. Furthermore, up to $8 million in borrowing (subject to available borrowing base) was made available for acquisitions. The credit facility bears interest as follows (with the alternatives at the borrowers' election):

     * Equipment Term Note - Libor (as defined), plus two and one-half (2.5%) percent, or the lender's Prime Rate (as defined), plus one-half of one (1/2%) percent.

     *  Acquisition Term Note - Libor, plus two and three-fourths
        (2.75%) percent, or the lender's Prime Rate, plus three-fourths of one (__%) percent.

     * Revolving Credit loans - Libor, plus two (2%) percent or the lender's Prime Rate.

     The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and had an original maturity date of October 21, 2003. The credit facility contains an evergreen provision which provides for an automatic one-year extension of the maturity date if neither any of the borrowers on one hand nor the lender on the other hand notifies the other in writing of its intention not to renew the credit facility within 180 days of the scheduled maturity date. Since neither any of the borrowers nor the lender provided the other with such notice, the maturity date of the credit facility was extended to October 21, 2004.

       The credit facility contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed. The Company was in compliance with all such covenants at June 30, 2003.

     During the fiscal year ending June 30, 2004, management intends to attempt to refinance and extend the maturity date of the Company's existing asset based credit facility with the objective of increasing the size of the credit facility and extending the maturity date three to five years from the October 21, 2004 current maturity date. There is no assurance that the Company will be successful in refinancing its credit facility including extending the maturity date or increasing the size of the credit facility.

      In October 1998, in connection with the purchase of substantially all of the assets and business of MSI Co., by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% per annum two-year note. The note was payable in full in October 2000, and TDA had agreed to defer the interest payable on the note until its maturity. In October 2000, interest on the note was paid in full, and TDA and JEH Eagle (successor by merger to MSI Eagle) agreed to refinance the $1,000,000 principal amount of the note pursuant to a new 8.75% per annum demand promissory note.


Impact of Inflation and Changing Prices

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


Recent Developments

      During the first quarter of our current fiscal year ending June 30, 2004, we entered into settlement agreements with four of the five investors in the 2002 Private Placement pursuant to which we (a) received a $50,000 cash payment, (b) the return for cancellation of 50,909 warrants of the 109,090 warrants which were issued pursuant to the Private Placement, and (c) received an advance of $20,000 to defray a portion of the legal fees we were charged in connection with the settlement.


Acquisitions

       In July 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Co., a Texas corporation, wholly-owned by James E. Helzer, now the President of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $14,768,000, consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year note bearing interest at the rate of 6% per annum in the original principal amount of $864,852. As of June 30, 2002, the principal amount of the note was adjusted to $655,284 and is due on October 15, 2002 with interest at the rate of 8.75% per annum from July 1, 2002. The purchase price and the note were subject to further adjustments under certain conditions. Certain, substantial, contingent payments, as additional consideration to JEH Co. or its designee, were paid by JEH Eagle. Upon consummation of our Initial Public Offering, the Company issued 300,000 shares of its Common Stock to James E. Helzer, the designee of JEH Co., in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 1999, 2000 and 2001, approximately $1,773,000, $1,947,000 and $315,000, respectively, of such additional consideration was paid to JEH Co. or its designee. As of June 30, 2002, the Company had no future obligation for such additional consideration. All of such additional consideration increased goodwill and, through the fiscal year 2001, was amortized over the remaining life of the goodwill. During the fiscal years 2003 and 2002, pursuant to SFAS 142, which the Company adopted as of July 1, 2001, the Company did not amortize goodwill. See "- Impact of Recently Issued Accounting Pronouncements."

      In October 1998, MSI Eagle acquired the business and substantially all of the assets of MSI Co., a Texas corporation, wholly-owned by Gary L. Howard, a former executive officer of the Company. The purchase price, as adjusted, including transaction expenses, was approximately $8,538,000, consisting of $6,492,000 in cash and a five-year note bearing interest at the rate of 8% per annum in the principal amount of $2,045,972. The purchase price was subject to further adjustment under certain conditions.

Upon consummation of our Initial Public Offering, the Company issued 50,000 shares of our common stock to Gary L. Howard, the designee of MSI Co., in payment of $250,000 principal amount of the note. The balance of the note was paid in full in March 1999 out of the proceeds of our Initial Public Offering. Certain, potentially substantial, contingent payments, as additional future consideration to MSI Co. or its designee, are to be paid by JEH Eagle. (Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle.) Upon consummation of our Initial Public Offering, the Company issued 200,000 shares of its common stock, and, as of July 1, 1999, the Company issued 60,000 shares of its common stock, to Mr. Howard in fulfillment of certain of such future consideration. For the fiscal years ended June 30, 2000, 2001, and 2002, approximately $216,000, $226,000, and $260,000, respectively, of such additional consideration was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2003, approximately $260,000 of additional consideration is payable to MSI Co. or its designee. All of such additional consideration increased goodwill and, through the fiscal year 2001, was amortized over the remaining life of the goodwill. During the fiscal years 2003 and 2002, pursuant to SFAS 142, which the Company adopted as of July 1, 2001, the Company did not amortize goodwill. See "- Impact of Recently Issued Accounting Pronouncements."


Impact of Recently Issued Accounting Pronouncements

      The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on July 1, 2002.
SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management believes that the effect of adopting this pronouncement does not have a material impact on the Company's financial condition or results of operations.

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

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual reports after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-K. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement currently is not applicable to the Company.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership , trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN
46. Accordingly, this pronouncement currently is not applicable to the Company.

      In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances (EITF No. 02-16),
"Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ending June 30, 2003. In adopting the new guidance, the Company changed its previous method of accounting, which was consistent with generally accepted accounting principals. Under the previous accounting method, vendor allowances were treated as a reduction of cost of sales when such allowances were earned. Under the new accounting guidance, vendor allowances are considered a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold.

     The adoption of EITF 02-16, effective July 1, 2002, resulted in a cumulative effect of account change of $413,000, net of $222,000 of taxes, to reflect the deferral of certain allowances as a reduction of inventory cost.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not used derivative instruments and does not expect the adoption of this statement to have a material effect on the Company.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

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

     Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value.

      The fair value estimates are based on pertinent information available to management as of June 30, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2003 and current estimates of fair value may differ significantly from the amounts presented. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

     The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. Based on the amount outstanding as of June 30, 2003, a 100 basis point change in interest rates would result in an approximate $430,000 change in the Company's annual interest expense. For fixed rate interest rate obligations, changes in market interest rates affect the fair market value of such debt but do not impact the Company's earnings or cash flows.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are contained on pages F-
1 through F-25 of this Report:

     Report of Independent Certified Public Accountants;

     Consolidated Balance Sheets - June 30, 2003 and 2002;

     Consolidated Statements of Operations - Years ended June 30,
     2003, 2002 and 2001;

     Consolidated Statements of Shareholders' Equity - Years ended June 30, 2003, 2002 and 2001;

     Consolidated Statements of Cash Flows - Years ended June 30,
     2003, 2002 and 2001; and

     Notes to Consolidated Financial Statements.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



ITEM 9A.  CONTROLS AND PROCEDURES

       Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this annual report.

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collision of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures  is  a  continuous project that requires  changes  and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

     Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

     There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive
Officer and the Chief Financial Officer completed their evaluation, including any significant corrective actions with regard to significant deficiencies and material weaknesses.

                            PART III


ITEM 10.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to our directors and executive officers is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's 2003 fiscal year (the "2003 Proxy Statement"). Certain information with respect to executive officers is included in Item 4A of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Certain Relationships and Related Transactions" in the 2003 Proxy Statement.


ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     (a) The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Management and Certain
Beneficial Owners" in the 2003 Proxy Statement.

     (b) The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of June 30, 2003.

                                                                            Number of securities
                                                      Weighted average      remaining available for
                           Number of securities to    exercise price of     future issuance under
                           be issued upon exercise    outstanding           equity compensation plan
                           of outstanding options     options, warrants,    (excluding securities
Plan category              warrants, and rights       and rights            reflected in column (a))
-------------              -----------------------    ------------------    ------------------------
                                   (a)                      (b)                  (c)
Equity compensation
plan approved by
security holders                  753,600                  $ 4.98                   446,400

Equity compensation
plan not approved by
security holders                        0                  $ 0.00                         0 (2)

-------------------------


(1) Based upon 15,000 options exercisable at $4.00 per share and 749,080 options exercisable at $5.00 per share.
(2) 200,000 shares of the Company's common stock were issued in April 2003 to our Chairman and Chief Executive Officer,
     Douglas P. Fields, and to our Executive Vice President, Treasurer, Secretary, and Chief Financial Officer, Frederick
     M. Friedman. In February 2003, Messrs. Fields and Friedman each agreed to accept 100,000 unregistered shares of the

     Company's common stock in lieu of $100,000 of their cash compensation for the fiscal year ended June 30, 2003.

     Our   Stock   Option  Plan  provides  for  a   proportionate
adjustment to the number of shares reserved for issuance  in  the
event   of   any   stock  dividend,  stock  split,   combination,
recapitalization, or similar event.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required  by  Item  13  of  Form  10-K  is incorporated by reference from the information contained  in  the
section    captioned   "Certain   Relationships    and    Related
Transactions" in the 2003 Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 of Form 10-K is not required to be included in this report in accordance with Securities and Exchange Commission Release No. 34-47265A.

                             PART IV


ITEM 15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND  REPORTS
          ON FORM 8-K

   (a)    Exhibits

 3.1  --  Certificate   of   Incorporation   of   the    Company,
          incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 filed with the Commission on August
          12, 1996.

 3.2  --  Certificate   of   Amendment  to  the  Certificate   of
          Incorporation of the Company, incorporated herein by reference to Exhibit 3.1(A) to the Company's Form S-
          1/A filed with the Commission on May 1, 1998.

 3.3  --  Certificate   of   Amendment  to  the  Certificate   of
          Incorporation of the Company, incorporated herein by reference to Exhibit 3.1(B) to the Company's Form 8-K filed with the Commission on December 20, 2002.

 3.4  --  Bylaws,  incorporated  herein by reference  to  Exhibit
          3.2   to   the  Company's  Form  S-1  filed  with   the
          Commission on August 12, 1996.

 4.1  --  See  Exhibits  3.1  and  3.2  for  provisions  of   the
          Certificate   of  Incorporation,   as amended  and  the
          Bylaws of the Company defining the rights of holders of the Company's common stock.

 4.2 -- Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.4 to the Company's Form S-1/A filed with the Commission on October 15, 1996.

 4.3 -- Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company, incorporated herein by reference to Exhibit 4.7 to the Company's Form S-1/A filed with the Commission on October 15, 1996.

 4.4 -- Form of Underwriter's Warrant Agreement by and between the Company and Barron Chase Securities, Inc. with Form of Warrant Certificate, incorporated herein by reference to Exhibit 4.1 to the Company's Form S-1/A filed on May 1, 1998.

 4.5 -- Form of Redeemable Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.6 to the Company's Form S-1/A filed with the Commission on July 1, 1998.

 4.6 -- Form of Warrant to purchase common stock issued by the Company to investors in the May 2002 private placement transaction, incorporated herein by reference to
          Exhibit 4.1 to the Company's Form 8-K filed with the Commission on May 22, 2002.

 4.7 -- Form of Warrant to purchase common stock issued by the Company to vFinance Investments, Inc. as compensation for services in the May 2002 private placement transaction, incorporated herein by reference to
          Exhibit 4.2 to the Company's Form 8-K filed with the Commission on May 22, 2002.

 4.8 -- Securities Purchase Agreement dated May 15, 2002, by and between the Company and each of the investors in the May 2002 private placement transaction, incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K filed with the Commission on May 22, 2002.

 4.9 -- Registration Rights Agreement, dated May 15, 2002, by and between the Company and each of the investors in the May 2002 private placement transaction, incorporated herein by reference to Exhibit 4.4 to the Company's Form 8-K filed with the Commission on May 22, 2002.

4.10 -- Securities Purchase Agreement, dated February 6, 2003, by and between the Company and James E. Helzer, incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on February 7, 2003.

4.11 -- First Amendment to Securities Purchase Agreement, dated May 5, 2003, by and between the Company, James E. Helzer,and TDA Industries, Inc., incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on May 12, 2003.

4.12 --   Warrant No. 001, dated February 6, 2003, issued by  the
          Company to James E. Helzer, incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Commission on February 7, 2003.

4.13 -- First Amendment to Warrant, dated May 5, 2003, by and between the Company and James E. Helzer, incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Commission on May 12, 2003.

10.1 --   Amended,    Consolidated   and   Restated    Employment
          Agreement, dated as of November 1, 2001, between JEH/Eagle Supply, Inc. and the Company and James E Helzer, incorporated herein by reference to Exhibit
          10.46 to the Company's Form 10-Q filed with the Commission on November 9, 2001.

10.2 -- Modification Agreement to the Employment Agreement, as amended, with James E. Helzer, incorporated herein by reference to Exhibit 10.55 to the Company's Form 10-Q filed with the Commission on February 14, 2003.

10.3 --   Amended,    Restated   and   Consolidated    Employment
          Agreement, dated as of November 1, 2001, between JEH/Eagle Supply, Inc., Eagle Supply, Inc. and the Company and Douglas P. Fields, incorporated herein by reference to Exhibit 10.47 to the Company's Form 10-Q filed with the Commission on November 9, 2001.

10.4 -- Modification Agreement to the Employment Agreement, as amended, with Douglas P. Fields, incorporated herein by reference to Exhibit 10.54 to the Company's Form 10-Q filed with the Commission on February 14, 2003.

10.5 --   Amended,    Restated   and   Consolidated    Employment
          Agreement, dated as of November 1, 2001, between JEH/Eagle Supply, Inc., Eagle Supply, Inc. and the Company and Frederick M. Friedman, incorporated herein by reference to Exhibit 10.48 to the Company's Form 10-Q filed with the Commission on November 9, 2001.

10.6 -- Modification Agreement to the Employment Agreement, as amended, with Frederick M. Friedman, incorporated herein by reference to Exhibit 10.56 to the Company's Form 10-Q filed with the Commission on February 14, 2003.

10.7 --   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Henderson, Colorado, incorporated herein by reference to Exhibit 10.18(A) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.8 --   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Colorado Springs, Colorado, incorporated herein by reference to Exhibit 10.18(B) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.9 --   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Mansfield, Texas, incorporated herein by reference to Exhibit 10.18(C) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.10--   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Colleyville, Texas, incorporated herein by reference to Exhibit 10.18(D) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.11--   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Frisco, Texas, incorporated herein by reference to Exhibit 10.18(E) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.12--   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Mesquite, Texas, incorporated herein by reference to Exhibit 10.18(F) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.13-- Lease, dated October 22, 1998, by and between MSI Eagle Supply, Inc. and Gary and Linda Howard, incorporated herein by reference to Exhibit 10.30 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.14-- Asset Purchase Agreement, dated July 8, 1997, by and between JEH/Eagle Supply, Inc., JEH Company, and James E. Helzer, incorporated herein by reference to Exhibit
          10.11 to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.15-- Asset Purchase Agreement, dated October 22, 1998, by and among MSI/Eagle Supply, Inc., Masonry Supply, Inc., and Gary L. Howard, incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.16-- Letter Amendment, dated April 30, 1999, amending the Asset Purchase Agreement, dated October 22, 1998, by and among MSI/Eagle Supply, Inc., Masonry Supply, Inc., and Gary L. Howard, incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-K filed with the Commission on September 28, 1999.

10.17-- Purchase and Non-Competition Agreement, dated October 22, 1998, by and among TUSA, Inc., Gary L. Howard, Patty L. Howard, and MSI/Eagle Supply, Inc., incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.18--   Subordinate  Security  Agreement,  dated  October   22,
          1998, by and between Masonry Supply, Inc. and MSI/Eagle Supply, Inc., incorporated herein by reference to Exhibit 10.22 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.19-- Promissory Note, dated October 22,1998, issued by MSI/Eagle Supply, Inc. by TDA Industries, Inc., incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.20-- Letter Agreement, dated September 21, 1999, by and between the Company and George Skakel III, incorporated herein by reference to Exhibit 10.36 to the Company's Form 10-K filed with the Commission on September 28, 1999.

10.21-- Amended, Restated and Consolidated Loan and Security Agreement, dated June 20, 2000, by and between
          JEH/Eagle Supply, Inc. and Eagle Supply, Inc., as Borrowers, and Fleet Capital Corporation, as Lenders, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed with the Commission on July 10, 2000.

10.22-- Amended, Restated and Consolidated Revolving Credit Note, dated June 20, 2000, by and between JEH/Eagle Supply, Inc. and Eagle Supply, Inc., as Borrowers, and Fleet Capital Corporation, as Lenders, incorporated herein by reference to Exhibit 10.38 to the Company's Form 8-K filed with the Commission on July 10, 2000.

10.23-- Amended, Restated and Consolidated Equipment Term Note, dated June 20, 2000, by and between JEH/Eagle Supply, Inc. and Eagle Supply, Inc., as Borrowers, and Fleet Capital Corporation, as Lenders, incorporated herein by reference to Exhibit 10.39 to the Company's Form 8-K filed with the Commission on July 10, 2000.

10.24-- Amended, Restated and Consolidated Acquisition Term Note, dated June 20, 2000, by and between JEH/Eagle Supply, Inc. and Eagle Supply, Inc., as Borrowers, and Fleet Capital Corporation, as Lenders, incorporated herein by reference to Exhibit 10.40 to the Company's Form 8-K filed with the Commission on July 10, 2000.

10.25-- First Amendment to Amended, Restated and Consolidated Loan and Security Agreement; and Subordination Agreement,
          dated February 14, 2001, by and between JEH/Eagle Supply, Inc., Eagle Supply, Inc., JEH/Eagle, L.P., and
          Fleet  Capital  Corporation,  incorporated  herein   by
          reference to Exhibit 10.45 to the Company's Form 10-Q filed with the Commission on February 14, 2001.

10.26--   Fifth Amendment  to Amended, Restated and  Consolidated  Loan
          and   Security   Agreement  and  First   Amendment   to
          Subordination Agreement, dated May 12, 2003, by and among JEH/Eagle Supply, Inc., Eagle Supply, Inc., JEH/Eagle, L.P., Eagle Supply Group, Inc., and Fleet Capital Corporation, incorporated herein by reference to Exhibit 10.57 to the Company's Form 10-Q filed with the Commission on May 15, 2003.

10.27-- Stock Option Plan of the Company, incorporated herein by reference to Exhibit 10.9 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.28-- Termination and Mutual Release, dated August 28, 2003, by and between the Company and Alpha Capital AG.*

10.29-- Termination and Mutual Release, dated August 28, 2003, by and between the Company and Bristol Investment
          Fund, Ltd.*

10.30-- Termination and Mutual Release, dated August 28, 2003, by and between the Company and Stonestreet LP.*

10.31--   Termination  and  Mutual Release, dated  September  23,
          2003, by and between the Company and Seaway Holdings, Ltd.*

18.1 --   Letter,  dated  September 29,  2003,  from  Deloitte  &
          Touche LLP regarding change in accounting principle.*

21.1 --   Subsidiaries of the Company.*

23.1 --   Consent of Deloitte & Touche LLP.*

31.1 -- Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2 -- Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1 --   Certificate of the Chief Executive Officer
          Pursuant to 18 U.S.C. Section 1350,  as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (Rule 13a-14(b)).*

32.2 --   Certificate of the Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350,  as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (Rule 13a-14(b)).*

-----------------------------


          *    Exhibit filed herewith.


     (b)  Reports on Form 8-K

     During the last quarter of the fiscal period covered by this Report, the Registrant filed the following Reports on Form 8-K:

     On  April  11, 2003, the Company filed a Current  Report  on
Form 8-K under Item 9 to disclose recent developments that the Company believed may affect its future operating results.

     On May 12, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to disclose the revisions made to documents entered into in connection with the Helzer Transaction described in Item 5(c) "Market For Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" of this Report. The First Amendment to Securities Purchase Agreement and First Amendment to Warrant were filed therewith as Exhibits 4.1 and 4.2.

     On May 15, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose that the certificates required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were submitted to the Securities and Exchange Commission in connection and simultaneously with the filing of the Company's Form 10-Q for the fiscal quarter ended March 31, 2003. The certificates of the Chief Executive Officer and Chief Financial Officer were filed therewith as Exhibits 99.1 and 99.2.

       With   the   exception   of   the  information   expressly
incorporated  herein  by  reference,  the  Company's  2003  Proxy
Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EAGLE SUPPLY GROUP, INC.



Date:  September 29, 2003            By:/s/Douglas P. Fields
                                        ---------------------------
                                        Douglas P. Fields
                                        Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                          Date
       ---------                        -----                          ----
 /s/ Douglas P. Fields         Chairman of the Board and Chief    September 29, 2003
 ---------------------------   Executive Officer  (Principal
     Douglas P. Fields         Executive Officer)


/s/ James E. Helzer            President and Director             September 29, 2003
----------------------------
     James E. Helzer

/s/ Frederick M. Friedman      Director and Chief Financial       September 29, 2003
----------------------------   Officer (Principal Financial
    Frederick M. Friedman      Officer)


/s/ Steven R. Andrews          Director                           September 29, 2003
----------------------------
    Steven R. Andrews, Esq.

/s/ Paul D. Finkelstein        Director                           September 29, 2003
----------------------------
     Paul D. Finkelstein

/s/ George Skakel III          Director                           September 29, 2003
----------------------------
    George Skakel III

/s/ John E. Smircina           Director                           September 29, 2003
----------------------------
    John E. Smircina, Esq.

                        INDEX TO EXHIBITS

Exhibit                                                            Sequentially
Number                       Description of Exhibits               Numbered Pages
-------                      -----------------------               --------------

 3.1  --  Certificate   of   Incorporation   of   the    Company,
          incorporated herein by reference to Exhibit 3.1 to  the
          Company's Form S-1 filed with the Commission on  August
          12, 1996.

 3.2  --  Certificate   of   Amendment  to  the  Certificate   of
          Incorporation  of the Company, incorporated  herein  by
          reference  to Exhibit 3.1(A) to the Company's  Form  S-
          1/A filed with the Commission on May 1, 1998.

 3.3  --  Certificate   of   Amendment  to  the  Certificate   of
          Incorporation  of the Company, incorporated  herein  by
          reference to Exhibit 3.1(B) to the Company's  Form  8-K
          filed with the Commission on December 20, 2002.

 3.4  --  Bylaws,  incorporated  herein by reference  to  Exhibit
          3.2   to   the  Company's  Form  S-1  filed  with   the
          Commission on August 12, 1996.

 4.1  --  See  Exhibits  3.1  and  3.2  for  provisions  of   the
          Certificate   of  Incorporation,   as amended  and  the
          Bylaws of the Company  defining the rights  of  holders
          of the Company's common stock.

 4.2 -- Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.4 to the Company's Form S-1/A filed with the Commission on October 15, 1996.

 4.3  --  Form of Warrant  Agreement  between  the   Company   and
          Continental   Stock   Transfer   and   Trust    Company,
          incorporated herein by reference  to Exhibit 4.7 to  the
          Company's  Form  S-1/A  filed  with  the  Commission  on
          October 15, 1996.

 4.4  --  Form  of  Underwriter's Warrant Agreement by and between the Company and Barron Chase Securities, Inc. with  Form
          of   Warrant   Certificate,   incorporated   herein   by
          reference  to  Exhibit  4.1 to  the Company's Form S-1/A
          filed on May 1, 1998.

 4.5  --  Form of  Redeemable  Common  Stock   Purchase   Warrant,
          incorporated  herein by reference to Exhibit 4.6 to  the
          Company's Form  S-1/A filed with the Commission on  July
          1, 1998.

 4.6  --  Form of  Warrant to purchase common stock issued  by the
          Company  to  investors in the May 2002 private placement
          transaction,   incorporated  herein   by  reference   to
          Exhibit  4.1 to the Company's Form  8-K filed  with  the
          Commission on May 22, 2002.


 4.7  --  Form of Warrant to purchase common stock  issued by  the
          Company  to  vFinance  Investments, Inc. as compensation
          for   services  in  the  May  2002   private   placement
          transaction,   incorporated   herein  by  reference   to
          Exhibit  4.2 to the Company's  Form 8-K filed  with  the
          Commission on May 22, 2002.

 4.8  --  Securities  Purchase  Agreement dated May 15,  2002,  by and  between  the Company  and each of the investors  in
          the    May    2002   private   placement    transaction,
          incorporated herein by  reference to Exhibit 4.3 to  the
          Company's  Form  8-K  filed with the Commission  on  May
          22, 2002.





 4.9  --  Registration Rights Agreement, dated May 15,  2002,  by and  between  the Company and each of the investors  in
          the    May    2002   private   placement   transaction,
          incorporated herein by reference to Exhibit 4.4 to  the
          Company's  Form  8-K filed with the Commission  on  May
          22, 2002.

4.10  --  Securities Purchase Agreement, dated February 6,  2003, by  and  between  the  Company  and  James  E.  Helzer,
          incorporated herein by reference to Exhibit 4.1 to  the
          Company's  Form  8-K  filed  with  the  Commission   on
          February 7, 2003.

4.11  --  First Amendment to Securities Purchase Agreement, dated
          May  5,  2003,  by  and  between the Company,  James E.
          Helzer,and TDA Industries, Inc., incorporated herein by reference to Exhibit 4.1 to the Company's Form
          8-K filed with the Commission on May 12, 2003.

4.12 --   Warrant No. 001, dated February 6, 2003, issued by  the
          Company to James E. Helzer, incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Commission on February 7, 2003.

4.13 -- First Amendment to Warrant, dated May 5, 2003, by and between the Company and James E. Helzer, incorporated herein by reference to Exhibit 4.2 to the Company's
          Form 8-K filed with the Commission on May 12, 2003.

10.1 --   Amended,    Consolidated   and   Restated    Employment
          Agreement,  dated  as  of  November  1,  2001,  between
          JEH/Eagle  Supply,  Inc. and the Company  and  James  E
          Helzer,  incorporated  herein by reference  to  Exhibit
          10.46  to  the  Company's  Form  10-Q  filed  with  the
          Commission on November 9, 2001.

10.2 -- Modification Agreement to the Employment Agreement, as amended, with James E. Helzer, incorporated herein by reference to Exhibit 10.55 to the Company's Form 10-Q filed with the Commission on February 14, 2003.




10.3 --   Amended,    Restated   and   Consolidated    Employment
          Agreement,  dated  as  of  November  1,  2001,  between
          JEH/Eagle  Supply,  Inc., Eagle Supply,  Inc.  and  the
          Company  and Douglas P. Fields, incorporated herein  by
          reference  to Exhibit 10.47 to the Company's Form  10-Q
          filed with the Commission on November 9, 2001.

10.4 -- Modification Agreement to the Employment Agreement, as amended, with Douglas P. Fields, incorporated herein by reference to Exhibit 10.54 to the Company's Form 10-
          Q filed with the Commission on February 14, 2003.

10.5 --   Amended,    Restated   and   Consolidated    Employment
          Agreement,  dated  as  of  November  1,  2001,  between
          JEH/Eagle  Supply,  Inc., Eagle Supply,  Inc.  and  the
          Company and Frederick M. Friedman, incorporated  herein
          by reference to Exhibit 10.48 to the Company's Form 10-
          Q filed with the Commission on November 9, 2001.

10.6 --   Modification Agreement to the Employment Agreement,  as
          amended,   with  Frederick  M.  Friedman,  incorporated
          herein  by  reference to Exhibit 10.56 to the Company's
          Form  10-Q  filed with the Commission on  February  14,
          2003.

10.7 --   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Henderson, Colorado, incorporated herein by reference to Exhibit 10.18(A) to the Company's Form S-1/A filed with the Commission on May 1, 1998.






10.8 --   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer  and  JEH/Eagle Supply, Inc., for the  lease  of
          office   and  warehouse  space  in  Colorado   Springs,
          Colorado,  incorporated herein by reference to  Exhibit
          10.18(B)  to  the Company's Form S-1/A filed  with  the
          Commission on May 1, 1998.

10.9 --   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer  and  JEH/Eagle Supply, Inc., for the  lease  of
          office   and  warehouse  space  in  Mansfield,   Texas,
          incorporated  herein by reference to  Exhibit  10.18(C)
          to  the  Company's Form S-1/A filed with the Commission
          on May 1, 1998.

10.10--   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer and JEH/Eagle Supply, Inc., for the lease of office and warehouse space in Colleyville, Texas, incorporated herein by reference to Exhibit 10.18(D) to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.11--   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer  and  JEH/Eagle Supply, Inc., for the  lease  of
          office   and   warehouse  space   in   Frisco,   Texas,
          incorporated  herein by reference to  Exhibit  10.18(E)
          to  the  Company's Form S-1/A filed with the Commission
          on May 1, 1998.




10.12--   Lease,  dated  July 1, 1997, by and  between  James  E.
          Helzer  and  JEH/Eagle Supply, Inc., for the  lease  of
          office   and   warehouse  space  in  Mesquite,   Texas,
          incorporated  herein by reference to  Exhibit  10.18(F)
          to  the  Company's Form S-1/A filed with the Commission
          on May 1, 1998.

10.13--   Lease,  dated  October 22, 1998,  by  and  between  MSI
          Eagle   Supply,   Inc.  and  Gary  and  Linda   Howard,
          incorporated  herein by reference to Exhibit  10.30  to
          the  Company's Form S-1/A filed with the Commission  on
          December 28, 1998.

10.14--   Asset Purchase Agreement, dated July 8, 1997, by and  between
          JEH/Eagle  Supply,  Inc., JEH  Company,  and  James  E.
          Helzer,  incorporated  herein by reference  to  Exhibit
          10.11 to the Company's Form S-1/A filed with the Commission on May 1, 1998.

10.15-- Asset Purchase Agreement, dated October 22, 1998, by and among MSI/Eagle Supply, Inc., Masonry Supply, Inc., and Gary L. Howard, incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.16--   Letter  Amendment, dated April 30, 1999,  amending  the
          Asset Purchase Agreement, dated October 22, 1998, by and among MSI/Eagle Supply, Inc., Masonry Supply,
          Inc., and Gary L. Howard, incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-K filed with the Commission on September 28, 1999.

10.17--   Purchase  and Non-Competition Agreement, dated  October
          22,  1998,  by and among TUSA, Inc.,  Gary  L.  Howard,
          Patty   L.   Howard,   and  MSI/Eagle   Supply,   Inc.,
          incorporated  herein by reference to Exhibit  10.21  to
          the  Company's Form S-1/A filed with the Commission  on
          December 28, 1998.

10.18--   Subordinate  Security  Agreement,  dated  October   22,
          1998,   by   and  between  Masonry  Supply,  Inc.   and
          MSI/Eagle   Supply,   Inc.,  incorporated   herein   by
          reference to Exhibit 10.22 to the Company's Form  S-1/A
          filed with the Commission on December 28, 1998.

10.19--   Promissory  Note,  dated  October  22,1998,  issued  by
          MSI/Eagle   Supply,  Inc.  by  TDA  Industries,   Inc.,
          incorporated  herein by reference to Exhibit  10.23  to
          the  Company's Form S-1/A filed with the Commission  on
          December 28, 1998.

10.20--   Letter  Agreement, dated September  21,  1999,  by  and
          between   the   Company   and   George   Skakel    III,
          incorporated  herein by reference to Exhibit  10.36  to
          the  Company's  Form 10-K filed with the Commission  on
          September 28, 1999.




10.21--   Amended,  Restated and Consolidated Loan  and  Security
          Agreement,   dated  June  20,  2000,  by  and   between
          JEH/Eagle  Supply,  Inc.  and Eagle  Supply,  Inc.,  as
          Borrowers,  and Fleet Capital Corporation, as  Lenders,
          incorporated  herein by reference to Exhibit  10.37  to
          the  Company's  Form 8-K filed with the  Commission  on
          July 10, 2000.

10.22--   Amended,  Restated  and Consolidated  Revolving  Credit
          Note,  dated  June  20, 2000, by and between  JEH/Eagle
          Supply, Inc. and Eagle Supply, Inc., as Borrowers,  and
          Fleet Capital Corporation, as Lenders, incorporated herein by reference to Exhibit 10.38 to the Company's
          Form 8-K filed with the Commission on July 10, 2000.

10.23--   Amended,  Restated  and  Consolidated  Equipment   Term
          Note,  dated  June  20, 2000, by and between  JEH/Eagle
          Supply, Inc. and Eagle Supply, Inc., as Borrowers,  and
          Fleet  Capital  Corporation, as  Lenders,  incorporated
          herein  by  reference to Exhibit 10.39 to the Company's
          Form 8-K filed with the Commission on July 10, 2000.

10.24--   Amended,  Restated  and Consolidated  Acquisition  Term
          Note,  dated  June  20, 2000, by and between  JEH/Eagle
          Supply, Inc. and Eagle Supply, Inc., as Borrowers,  and
          Fleet Capital Corporation, as Lenders, incorporated herein by reference to Exhibit 10.40 to the Company's
          Form 8-K filed with the Commission on July 10, 2000.

10.25--   First Amendment  to  Amended, Restated and Consolidated  Loan
          and  Security  Agreement; and Subordination  Agreement,
          dated  February  14,  2001, by  and  between  JEH/Eagle
          Supply, Inc., Eagle Supply, Inc., JEH/Eagle, L.P.,  and
          Fleet  Capital  Corporation,  incorporated  herein   by
          reference  to Exhibit 10.45 to the Company's Form  10-Q
          filed with the Commission on February 14, 2001.

10.26--   Fifth Amendment  to Amended, Restated and  Consolidated  Loan
          and   Security   Agreement  and  First   Amendment   to
          Subordination  Agreement, dated May 12,  2003,  by  and
          among  JEH/Eagle  Supply,  Inc.,  Eagle  Supply,  Inc.,
          JEH/Eagle,  L.P., Eagle Supply Group, Inc.,  and  Fleet
          Capital  Corporation, incorporated herein by  reference
          to  Exhibit 10.57 to the Company's Form 10-Q filed with
          the Commission on May 15, 2003.

10.27-- Stock Option Plan of the Company, incorporated herein by reference to Exhibit 10.9 to the Company's Form S-1/A filed with the Commission on December 28, 1998.

10.28-- Termination and Mutual Release, dated August 28, 2003, by and between the Company and Alpha Capital AG.*

10.29-- Termination and Mutual Release, dated August 28, 2003, by and between the Company and Bristol Investment
          Fund, Ltd.*

10.30-- Termination and Mutual Release, dated August 28, 2003, by and between the Company and Stonestreet LP.*




10.31--   Termination  and  Mutual Release, dated  September  23,
          2003, by and between the Company and Seaway Holdings, Ltd.*

18.1 --   Letter,  dated  September 29,  2003,  from  Deloitte  &
          Touche LLP regarding change in accounting principle.*

21.1 --   Subsidiaries of the Company.*

23.1 --   Consent of Deloitte & Touche LLP.*

31.1 -- Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-
          14(a)).*

31.2 -- Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule
          13a-14(a)).*

32.1 --   Certificate of the Chief Executive Officer
          Pursuant to 18 U.S.C. Section 1350,  as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (Rule 13a-14(b)).*

32.2 --   Certificate of the Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350,  as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (Rule 13a-14(b)).*

----------------------------


*   Exhibit filed herewith.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Eagle Supply Group, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Supply Group, Inc. (the "Company") and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Supply Group, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the three years ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective July 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142,
Goodwill and Intangible Other Assets, the Company ceased amortization of goodwill.

As described in Note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted Emerging Issues Task
Force ("EITF") Issue No. 02-16, Accounting by a Customer
(including a Reseller) for Certain Consideration Received from a
Vendor.

As described in Note 3 to the consolidated financial statements , the consolidated balance sheet of the Company and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended June 30, 2002 have been restated for the change during the fourth quarter of 2003 in the method of inventory costing from last-in-first-out ("LIFO") to the average cost method for the inventories not previously accounted for on the average cost method.


/s/Deloitte & Touche LLP


Deloitte & Touche LLP

Fort Worth, Texas
September 29, 2003

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
-----------------------------------------------------------------------------

                                                                  2003                  2002
                                                                                     (Restated)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                     $  1,505,408          $  5,355,070
  Accounts and notes receivable - trade (net of allowance
    for doubtful accounts of $2,582,597 and $4,551,675,
    respectively)                                                40,176,822            38,875,947
  Inventories                                                    39,962,678            33,419,546
  Deferred tax asset                                              1,871,000             1,910,000
  Federal and state income taxes receivable                         771,095                  -
  Assets of discontinued operation                                  157,724             1,722,503
  Other current assets                                              881,716             1,072,394
                                                               ------------          ------------
           Total current assets                                  85,326,443            82,355,460

PROPERTY AND EQUIPMENT, Net                                       2,964,635             3,602,897

COST IN EXCESS OF NET ASSETS ACQUIRED
  (net of accumulated amortization of $1,936,216)                14,581,358            14,412,014

NOTES RECEIVABLE (net of allowance for doubtful
  accounts)                                                       2,807,588                  -

DEFERRED FINANCING COSTS                                             15,850                57,664
                                                               ------------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                            $    860,000          $  1,245,000
  Note payable - TDA Industries, Inc.                             1,000,000             1,000,000
  Note payable - related party                                         -                  655,000
  Accounts payable                                               31,876,367            27,695,079
  Due to related party                                              259,778               314,722
  Accrued expenses and other current liabilities                  5,988,543             5,284,787
  Federal and state income taxes payable                               -                  222,444
                                                               ------------          ------------
           Total current liabilities                             39,984,688            36,417,032

LONG-TERM DEBT                                                   42,687,892            40,425,435

DEFERRED TAX LIABILITY                                            1,807,000             1,419,000
                                                               ------------          ------------
           Total liabilities                                     84,479,580            78,261,467
                                                               ------------          ------------

COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 10)

SHAREHOLDERS' EQUITY:
  Preferred Shares, $.0001 par value per share,
    10,000,000 shares authorized; none issued and
    outstanding                                                        -                     -
  Common Shares, $.0001 par value per share,
    30,000,000 shares authorized; issued and
    outstanding - 2003 - 10,255,455 shares;
      2002 - 9,055,455 shares                                         1,025                   905
  Class A Non-Voting Common Shares, $.0001 par value per
      share, 10,000,000 shares authorized; none issued
      and outstanding                                                   -                    -
       Additional paid-in capital                                19,325,064            18,248,903
                                                               ------------          ------------
  Retained earnings                                               1,890,205             3,916,760
                                                               ------------          ------------
           Total shareholders' equity                            21,216,294            22,166,568
                                                               ------------          ------------
                                                               $105,695,874          $100,428,035
                                                               ============          ============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
-----------------------------------------------------------------------------

                                                 2003                  2002                   2001
                                                                    (Restated)            (Restated)
REVENUES                                     $ 226,135,623         $ 230,495,559         $ 189,448,149

COST OF SALES                                  171,220,095           173,941,915           141,187,673
                                             -------------         -------------         -------------
                                                54,915,528            56,553,644            48,260,476
                                             -------------         -------------         -------------

OPERATING EXPENSES (including provisions
  for doubtful accounts of $4,675,262,
  $2,710,741 and $1,413,507, respectively)      54,840,570            50,423,015            41,461,802

DEPRECIATION AND AMORTIZATION                    1,022,952             1,482,208             2,271,827
                                             -------------         -------------         -------------
                                                55,863,522            51,905,223            43,733,629
                                             -------------         -------------         -------------

(LOSS) INCOME FROM
  CONTINUING OPERATIONS                           (947,994)            4,648,421             4,526,847
                                             -------------         -------------         -------------

OTHER INCOME (EXPENSE):
  Investment and other income                      336,785               340,512               481,896
  Interest expense                              (1,666,329)           (2,293,445)           (3,201,013)
                                             -------------         -------------         -------------
                                                (1,329,544)           (1,952,933)           (2,719,117)
                                             -------------         -------------         -------------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                    (2,277,538)            2,695,488             1,807,730

(BENEFIT) PROVISION FOR INCOME TAXES              (855,000)              948,000               722,000
                                             -------------         -------------         -------------

NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS                         (1,422,538)            1,747,488             1,085,730
                                             -------------         -------------         -------------

DISCONTINUED OPERATION:
  Loss from discontinued operation
    (including loss on disposal of
    $90,000 in 2003)                              (306,017)             (570,324)             (379,888)

  Benefit for income taxes                        (115,000)             (214,000)             (142,000)
                                             -------------         -------------         -------------
LOSS FROM DISCONTINUED OPERATION                  (191,017)             (356,324)             (237,888)
                                             -------------         -------------         -------------

NET (LOSS) INCOME BEFORE EFFECT OF
  ACCOUNTING CHANGE                             (1,613,555)            1,391,164               847,842

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAXES                            (413,000)                 -                     -
                                             -------------         -------------         -------------
NET (LOSS) INCOME                            $  (2,026,555)        $   1,391,164         $     847,842
                                             =============         =============         =============



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

YEARS ENDED JUNE 30, 2003, 2002 AND 2001
-----------------------------------------------------------------------------

                                                 2003                  2002                   2001
                                                                    (Restated)            (Restated)

BASIC AND DILUTED
   NET (LOSS) INCOME PER SHARE:
        Net (loss) income from continuing
          operations                         $        (.15)        $         .20         $        .13

        Loss from discontinued operation              (.02)                 (.04)                (.03)

        Cumulative effect of accounting
          change                                      (.04)                  -                      -
                                             -------------         -------------         -------------
                                             $        (.21)        $         .16         $         .10
                                             =============         =============         =============


COMMON SHARES USED IN BASIC
  AND DILUTED NET (LOSS)
  INCOME PER SHARE                               9,494,359             8,578,742             8,510,000
                                             =============         =============         =============
























See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
-----------------------------------------------------------------------------


                                                       Class A Non-Voting                     Additional
                                     Preferred Shares   Common Shares      Common Shares        Paid-In    Retained
                                     Shares    Amount  Shares     Amount  Shares      Amount    Capital    Earnings       Total

BALANCE, JULY 1, 2000, as previously
  reported                              -      $  -       -       $  -     8,510,000  $  851  $16,958,141  $1,226,754  $18,185,746

  Change in accounting method, net
  of taxes (Note 3)                     -         -       -          -          -        -           -        451,000      451,000
                                     ------    ------   ------    ------- ----------  ------  -----------  ----------  -----------

BALANCE, JULY 1, 2000                   -         -       -          -     8,510,000     851   16,958,141   1,677,754   18,636,746

  Net income, as restated               -         -       -          -           -        -           -        847,842      847,842
                                     ------    ------   ------    ------- ----------  ------  -----------  ----------  -----------

BALANCE, JUNE 30, 2001                  -         -       -          -     8,510,000     851   16,958,141   2,525,596   19,484,588

  Net income, as restated               -         -       -          -          -        -           -      1,391,164    1,391,164

  Proceeds from private placement of
    common shares and warrants
    - net (Note 10)                     -         -       -          -       545,455      54    1,290,762        -       1,290,816

BALANCE, JUNE 30, 2002                  -         -       -          -     9,055,455     905   18,248,903   3,916,760   22,166,568
                                     ------    ------   ------    ------- ----------  ------  -----------  ----------  -----------
  Net loss                              -         -       -          -          -        -           -     (2,026,555)  (2,026,555)

  Proceeds from private placements
    of common shares and warrants
    - net (Note 10)                     -         -       -          -     1,200,000     120    1,076,161        -       1,076,281

                                     ------    ------   ------    ------- ----------  ------  -----------  ----------  -----------
BALANCE, JUNE 30, 2003                  -      $  -       -       $  -    10,255,455  $1,025  $19,325,064  $1,890,205  $21,216,294
                                     ======    ======   ======    ======= ==========  ======  ===========  ==========  ===========



See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
-----------------------------------------------------------------------------

                                                        2003               2002               2001
                                                                         (Restated)        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from continuing operations      $   (1,422,538)    $   1,747,488     $   1,085,730
  Loss from discontinued operation, net of taxes          (191,017)         (356,324)         (237,888)
  Cumulative effect of accounting change, net of
    taxes                                                 (413,000)             -                 -

  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                      1,038,006         1,516,007         2,303,247
      Issuance of common shares for employment
        services                                           200,000              -                 -
      Deferred income taxes                                427,000          (597,903)          (28,883)
      Increase (decrease) in allowance for
        doubtful accounts                                  247,414         2,199,184           856,491
      Loss (gain) on sale of equipment                         596            55,888           (15,413)
      Changes in operating assets and liabilities:
        Increase in accounts and notes receivable       (4,355,877)       (6,657,641)       (6,570,229)
        Increase in inventories                         (6,543,132)       (3,357,877)       (4,074,108)
        Decrease (increase) in assets of
          discontinued operation                         1,564,779         1,039,262          (935,529)
        Decrease (increase) in other current assets        190,678          (215,443)          265,480
        Increase in accounts payable                     4,181,288         1,024,519         4,165,667
        Increase in accrued expenses and other
          current liabilities                              794,190           790,838           959,839
        (Decrease) increase in due to related parties      (54,944)          (96,039)           51,891
        Decrease in income taxes due to TDA
          Industries, Inc.                                    -                 -           (1,143,537)
        (Decrease) increase in federal and state
          income taxes                                    (993,539)          670,960          (869,231)
                                                      ------------     -------------     -------------
        Net cash used in operating activities           (5,330,096)       (2,237,081)       (4,186,473)
                                                      ------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (566,658)         (771,430)         (592,045)
  Proceeds from sale of fixed assets                       208,132           184,926           225,411
  Payment of contingent consideration for the
    purchase of JEH Co.                                       -             (314,864)       (2,141,454)
  Payment of contingent consideration for the
    purchase of MSI Co.                                   (259,778)         (225,981)         (215,650)
                                                      ------------     -------------     -------------
        Net cash used in investing activities             (618,304)       (1,127,349)       (2,723,738)
                                                      ------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placements, net of
    related expenses                                       876,281         1,290,816              -
  Principal borrowings on long-term debt               242,382,495       270,234,853       217,424,596
  Principal reductions on long-term debt              (241,160,038)     (268,486,060)     (211,937,408)
  Increase in deferred financing costs                        -                 -              (62,964)
                                                      ------------     -------------     -------------
        Net cash provided by financing activities        2,098,738         3,039,609         5,424,224
                                                      ------------     -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (3,849,662)         (324,821)       (1,485,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             5,355,070         5,679,891         7,165,878
                                                      ------------     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $  1,505,408     $   5,355,070     $   5,679,891
                                                      ============     =============     =============


See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

YEARS ENDED JUNE 30, 2003, 2002 AND 2001
-----------------------------------------------------------------------------

                                                        2003               2002               2001
                                                                         (Restated)        (Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                            $  1,666,329     $   2,293,445     $   3,201,013
                                                      ============     =============     =============

    Cash paid for income taxes                        $     29,863     $     660,943     $   1,478,114
                                                      ============     =============     =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Non-cash dividend to TDA Industries, Inc. - net   $          -     $           -     $   3,067,002
                                                      ============     =============     =============

   Additional consideration pursuant to the
     acquisition of JEH Co.                           $          -     $           -     $     314,864
                                                      ============     =============     =============

   Additional consideration pursuant to the
     acquisition of MSI Co.                           $    169,344     $     314,722     $     270,123
                                                      ============     =============     =============

   Common shares issued in lieu of cash compensation  $    200,000     $           -     $           -
                                                      ============     =============     =============























See notes to consolidated financial statements.

EAGLE SUPPLY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001


1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

   Business   Description  -  Eagle  Supply  Group,   Inc.   (the
   ----------------------
   "Company") is a majority-owned subsidiary of TDA Industries, Inc. ("TDA" or the "Parent") and was organized to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

   Initial  Public  Offering - On March  17,  1999,  the  Company
   -------------------------
   completed the sale of 2,500,000 of its common shares at $5.00 per share and 2,875,000 Redeemable Common Stock Purchase Warrants at $.125 per warrant in connection with its initial public offering (the "Offering"). The net proceeds to the Company aggregated approximately $10,206,000.

   Acquisitions and Basis of Presentation - Upon consummation  of
   --------------------------------------
   the  Offering,  the  Company acquired all of  the  issued  and outstanding common shares of Eagle Supply, Inc. ("Eagle"), JEH/Eagle Supply, Inc. ("JEH Eagle") and MSI/Eagle Supply, Inc. ("MSI Eagle") (the "Acquisitions") from TDA for consideration consisting of 3,000,000 of the Company's common shares. The Acquisitions have been accounted for as the combining of four entities under common control, similar to a pooling of interests, with the net assets of Eagle, JEH Eagle and MSI Eagle recorded at historical carryover values. The 3,000,000 common shares of the Company issued to TDA were recorded at Eagle's, JEH Eagle's and MSI Eagle's historical net book values at the date of acquisition. Accordingly, this transaction did not result in any revaluation of Eagle's, JEH Eagle's or MSI Eagle's assets or the creation of any goodwill. Upon the consummation of the Acquisitions, Eagle, JEH Eagle and MSI Eagle became wholly-owned subsidiaries of the Company. Effective May 31, 2000, MSI Eagle was merged with and into JEH Eagle. As of July 1, 2000, the Texas operations of JEH Eagle were transferred to a newly formed limited partnership owned directly and indirectly by JEH Eagle. Accordingly, the Company's business operations are presently conducted through two wholly-owned subsidiaries and a limited partnership. Eagle, JEH Eagle and MSI Eagle operate in a single industry segment and all of their revenues are derived from sales to third party customers in the United States.

   Inventories - Inventories are valued at the lower of  cost  or
   -----------
   market. Cost is determined by using the average cost method. During the fourth quarter of its fiscal year ended June 30, 2003, the Company changed its method of inventory costing from LIFO to the average cost method for all inventories not previously accounted for on the average cost method (see Note
   3).

   Depreciation  and Amortization - Depreciation and amortization
   ------------------------------
   of property and equipment are provided principally by straight-line methods at various rates calculated to extinguish the carrying values of the respective assets over their estimated useful lives.
   Cost in Excess of Net Assets Acquired - Prior to the fiscal year ending June 30, 2002, cost in excess of net assets acquired ("goodwill") had been amortized on a straight-line method over 15 to 40 years.

   Effective  July  1, 2001, in connection with the  adoption  of
   Statement of Financial Accounting Standards ("SFAS") No.  142,
   Goodwill   and   Intangible   Assets,   the   Company   ceased
   amortization of goodwill.

   Since goodwill and intangible assets with indeterminate lives are not currently being amortized but are tested for impairment annually, except in certain circumstances and whenever there is an impairment, there is a possibility that, as a result of an annual test for impairment or as the result of the occurrence of certain circumstances or an impairment, the value of goodwill or intangible assets with indeterminate lives may be written down or may be written off either in one write-down or in a number of write-downs, either at a fiscal year end or at any time during the fiscal year. The Company analyzes the value of goodwill using the related future cash flows of the related business, the total market capitalization of the Company, and other factors, and recognizes any adjustment that may be required to the asset's carrying value. Any such write-down or series of write-downs could be substantial and could have a material adverse effect on the Company's reported results of operations, and any such impairment could occur in connection with a material adverse event or development or in connection with the Company's annual test for impairment and could have a material adverse impact on the Company's financial condition and results of operations.

   Management has concluded that no impairment of the recorded goodwill existed at June 30, 2003. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of operations for the period in which such loss is identified.

   Had  the  Company been accounting for goodwill under SFAS  No.
   142 for the fiscal year ended June 30, 2001 the Company's net income and basic and diluted net income per share would have been as follows:


   Net income, as restated                      $     847,842
   Add: amortization of cost in excess
          of net assets acquired, net of tax          531,758
                                                -------------
   Pro forma adjusted net income, as restated   $   1,379,600
                                                =============


   Basic and diluted net income per share:
     Net income, as restated     $.10
     Amortization of cost in excess of
       net assets acquired, net of tax                    .06
                                                -------------
   Pro forma basic and diluted
       net income per share, as restated        $         .16
                                                =============


   Deferred  Financing  Costs  -  Deferred  financing  costs  are
   --------------------------
   related to the financing obtained in connection with the Acquisitions described in Note 2 and in connection with the Company's subsequent financing under its credit facility described in Note 7 and are being amortized on a straight-line method over the term of the related debt obligations.

   Income  Taxes  - Prior to the completion of the Offering,  the
   -------------
   Company  was  included in the consolidated federal  and  state income tax returns of its Parent. Income taxes were calculated on a separate return filing basis. Subsequent to the Offering, the Company files a consolidated federal income tax return with its subsidiaries. The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between current taxes payable versus taxes that may be payable in the future arising as a result of differences between the reported amounts of assets and liabilities and their tax bases.

   Net  Income Per Share - Basic net income (loss) per share  was
   ---------------------
   calculated by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented and excluded any potential dilution. Diluted net income (loss) per share was calculated similarly but would generally include potential dilution from the exercise of stock options and warrants (see Note 10). The dilutive effect of options and warrants to purchase common shares are excluded from the computation of diluted income (loss) per share if their effect is anti-dilutive. At June 30, 2003, 394,521 warrants to purchase common shares have been excluded from the diluted income (loss) per share calculation as their effect would have been anti-dilutive. In 2003, 2002 and 2001, 5,336,781, 4,398,170 and 4,287,040, respectively, of options and warrants have been excluded from the calculation of diluted net income (loss) per share. Both basic and diluted net income (loss) per share includes, for all periods presented, the 3,000,000 common shares of the Company issued to TDA in connection with the Acquisitions.

   Long-Lived Assets - Long-lived assets are stated at the  lower
   -----------------
   of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful life. No impairment is indicated as of June 30, 2003.

   Fair  Value  of  Financial Instruments -  The  estimated  fair
   --------------------------------------
   value of financial instruments has been determined by the Company using certain market information and valuation methodologies considered to be reasonable by the Company. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   Cash and Cash Equivalents, Accounts and Notes Receivable, Accounts Payable and Accrued Expenses - The carrying amounts of these items are a reasonable estimate of their fair value. Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank and other debt. The carrying amounts comprising this item are reasonable estimates of fair value.

   The fair value estimates are based on information available to management as of June 30, 2003 that the Company believes to be relevant. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented.

   Concentration  of  Credit  Risk - The  financial  instruments,
   -------------------------------
   which potentially subject the Company to concentration of credit risk, consist principally of commercial paper which is included in cash and cash equivalents and accounts and notes receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition and in certain instances obtains collateral in the form of liens on both business and personal assets of its customers. Exposure to losses on receivables is principally dependent on each customer's financial condition. Collection of receivables is dependent upon many factors beyond the control of the Company and, in some cases, beyond the control of the Company's customers, such as the strength of the economy and many other factors. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. There can be no assurance the actual future losses will be in amounts greater or less than amounts that have been provided in the financial statements. If actual future losses occur in amounts greater than established allowances, such losses could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

   Estimates  - The preparation of these financial statements  in
   ---------
   conformity with generally accepted accounting principles requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure and reported amounts of contingent assets and liabilities at the dates of these financial statements. Significant estimates which are reflected in these Consolidated Financial Statements relate to, among other things, allowances for doubtful accounts and notes receivable, amounts reserved for obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to allowances for doubtful accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items, expenses, and contingent assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

   The   Company  believes  the  following  critical   accounting
   policies  are  based upon its more significant  judgments  and
   estimates   used  in  the  preparation  of  its   Consolidated
   Financial Statements:

   The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the failure of its customers to make payments when due or within a reasonable period of time thereafter. Although many factors can affect the failure of customers to make required payments when due, one of the most unpredictable is weather, which can have a positive as well as negative impact on the Company's customers. For example, severe or catastrophic weather conditions, such as hailstorms or hurricanes, will generally increase the level of activity of the Company's customers,  thus  enhancing their  ability  to  make  required payments. On the other hand, weather conditions such as heavy rain or snow or ice storms will generally preclude customers from installing the Company's products on job sites and collecting from their own customers, which conditions could result in the inability of the Company's customers to make payments when due. The reserve for allowance for doubtful accounts and notes receivable is intended to adjust the value of the Company's accounts and notes receivable for possible credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Calculating such allowances involves significant judgment. The Company estimates its reserves for allowance for doubtful accounts and notes receivable by applying estimated loss percentages against the Company's aging of accounts receivables and against its notes receivable based on the Company's estimate of the credit worthiness of the customer from which the note is payable. Changes to such allowances may be required if the financial condition of the Company's customers deteriorates or improves or if the Company adjusts its credit standards, thereby resulting in reserve or write-
   off patterns that differ from historical experience. Errors by the Company in estimating its allowance for doubtful accounts and notes receivable could have a material adverse affect on the Company's financial condition, results of operations, and cash flows.

   The Company writes down its inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and their estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. If inventory write-downs are required, the Company's financial condition, results of operations, and cash flows could be materially adversely affected.

   The Company tests for impairment of the carrying value of goodwill annually and when indicators of impairment occur. Indicators of impairment could include, among other things, a significant change in the business climate, including a significant sustained decline in an entity's market value, operating performance indicators, competition, sale or disposition of a significant portion of the business, legal or other factors. In connection with the annual test for impairment, management reviews various generally accepted valuation methodologies for valuing goodwill. Management reviewed the carrying value of the goodwill on its balance sheet as of June 30, 2003 in light of the fact that the Company's stock market capitalization of its outstanding equity securities as of that date was below its total shareholders' equity (book value). Management concluded that the market price of the Company's common shares is not the best indication of the fair market value of the Company. Management believes that, with respect to the Company, the better indicator of fair market value results from the use of the discounted estimated future cash flow method, which includes an estimated terminal value component. This method is based on management's estimates, which will vary if the judgments and assumptions used to estimate the related business's future revenues, gross profit margins, operating expenses, interest rates, and other factors, prove to be inaccurate. If such judgments, assumptions and estimates prove to be incorrect, then the Company's carrying value of goodwill may be overstated on the Company's balance sheet, and the Company's results of operations may not reflect the impairment charge that would have resulted if such judgments, assumptions and estimates had been correct. Any failure correctly to write down goodwill for impairment during any period could have a material adverse effect on the Company's future financial condition and results of operations, as well as cause historical statements of operations, financial condition, and cash flows to have been incorrectly stated in light of the failure correctly to take any such write downs.

   In conducting the required goodwill impairment test as of June 30, 2003, management identified reporting units by determining the units to which the goodwill applied. The test was required by only one of the Company's operating subsidiaries. As a result of the required test, the Company determined that no write down of its goodwill was required at June 30, 2003. While the Company does not use its stock market capitalization to determine the fair value of its reporting unit, the Company expects convergence between its stock market value capitalization and its discounted cash flow valuation to occur over time or from time to time. If this does not occur, it may signal the need for impairment charges.

   The Company seeks revenue and income growth by expanding its existing customer base, by opening new distribution centers, and by pursuing strategic acquisitions that meet its various criteria. If the Company's evaluation of the prospects for opening a new distribution center or of acquiring a company misjudges its estimated future revenues or profitability, such a misjudgment could impair the carrying value of the investment and result in operating losses for the Company, which could materially adversely affect the Company's results of operations, financial condition, and cash flows.

   The Company files income tax returns in every jurisdiction in which the Company has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. In any such event, the Company may incur charges to its income statement which could materially adversely affect its net income and may incur liabilities for taxes and related charges which may materially adversely affect its financial condition.

   Shipping  and  Handling Fees and Costs - The Company  includes
   --------------------------------------
   shipping   and   handling  charges  billed  to  customers   in
   revenues.   The  related costs associated  with  shipping  and
   handling are included as a component of cost of sales.

   Advertising Costs - The Company expenses advertising costs  as
   -----------------
   incurred. The Company's advertising expenses are net of the portion of advertising costs shared with manufacturers.

   Revenue  Recognition  - The Company recognizes  revenues  when
   --------------------
   the earnings process is complete, title is transferred to the customer, and when collectability of the fixed sales price is reasonably assured. Title to material sold to a customer transfers to the customer upon delivery to the customer's job site or upon pick up by the customer at a Company distribution center.

   Stock-based  Compensation  -  The Company  applies  Accounting
   -------------------------
   Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for the Company's Stock Option Plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the dates of the grants. Had compensation costs for the Company's Stock Option Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS
   No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, the Company's net (loss) income and basic and diluted net (loss) income per share would have been reduced to the pro forma amounts indicated below:


                                             Year Ended June 30,
                                   2003           2002             2001
Net (loss) income:
  As restated                  $ (2,026,555)   $ 1,391,164     $   847,842
  Compensation costs               (103,394)      (103,394)        (93,489)
                               ------------    -----------     -----------
  Proforma                     $ (2,129,949)   $ 1,287,770     $   754,353
                               ============    ===========     ===========

Basic and diluted net (loss)
  income per share:
  As restated                  $       (.21)   $       .16     $       .10
  Compensation costs                   (.01)          (.01)           (.01)
                               ============    ===========     ===========
  Proforma                     $       (.22)   $       .15     $       .09
                               ============    ===========     ===========


   The Company used the Black-Scholes model with the following assumptions in the calculation of fair value: risk-free interest rate of 5.5%, expected life of three years, expected volatility of 19.72% and a dividend yield of 0%.

   Reclassifications     and     Restatements      -      Certain
   ------------------------------------------
   reclassifications have been made in the prior periods' financial statements in order to conform to the classifications in the current periods. The consolidated balance sheet of the Company and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended June 30, 2002 have been restated for the change during the fourth quarter of 2003 in the method of inventory costing from LIFO to the average cost method for the inventories not previously accounted for on the average cost method.

   Comprehensive  Income  -  The Company  has  no  components  of
   ---------------------
   comprehensive income except for net income.

   Significant Vendors - During the fiscal years ended  June  30,
   -------------------
   2003, 2002 and 2001 the Company purchased approximately 19%, 19% and 18%, respectively, of its product lines from one supplier, approximately 10% of its product lines from a second supplier in fiscal 2003, and 13% of its product lines from a third supplier in fiscal 2001. Since similar products are currently available from other suppliers, the Company believes that the loss of these suppliers would not have a long-term material adverse effect on the Company's business.

   Cash  and Cash Equivalents - The Company considers any  highly
   --------------------------
   liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents. Cash equivalents amounted to approximately $250,000 and $4,255,000 at June 30, 2003 and 2002, respectively.

   Risks - The Company purchases the products that it sells  from
   -----
   many vendors and sells those products to many thousands of customers, primarily building contractors and subcontractors, as well as builders. In doing so, the Company maintains large inventories of products and carries substantial accounts and notes receivable from its customers. The Company has also built its business through acquisitions and has substantial amounts of goodwill listed as an asset on its financial statements. The nature of the Company's business is seasonal, and, to some degree, it is weather related. The Company carries insurance to insure against certain risks.
   The Company's business is subject to many risks, including, but not limited to: changes in the cost or pricing of, or demand for, the Company's or the Company's industry's distributed products; the inability to collect accounts and notes receivables when due or within a reasonable period of time after they become due or ever; increases in competitive pressures in some or all of the Company's markets; misjudging the future profitability of an acquired company or new distribution center; changes in accounting policies and principles, or other laws or rules, as may be adopted by regulatory agencies or by the Financial Accounting Standards Board; general economic and market conditions, either nationally or in the markets in which the Company conducts its business, may be less favorable than expected; changes in terms of purchase of products from the Company's vendors; interruptions or cancellations of the supply or availability of products or significant increases in the cost of such products; reductions in the value of the Company's inventory; impairment of the value of the Company's goodwill and other intangible assets; fluctuations in the Company's financial results due to the seasonal nature of the Company's business; unsatisfactory performance of acquired companies which could lead to impairment of the Company's goodwill; the ability to find and maintain equity and debt financing when needed on terms commercially reasonable to the Company; a loss that is not covered by the Company's insurance or that is in excess of the Company's insurance coverage; changes in the Company's cost of doing business, including costs of fuel, labor and related benefits, occupancy, and the cost and availability of insurance; and the number of common shares that the Company has outstanding and the number of shares used to calculate its basic and diluted earnings per share which may increase and adversely affect its earnings per share calculation. The occurrence of any one of these and other risks could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

   Recently  Issued  Accounting  Pronouncements  -   The  Company
   --------------------------------------------
   adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on July 1, 2002. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management has made the required disclosures for its discontinued operation and believes that the effect of adopting this pronouncement does not otherwise have a material impact on the Company's financial condition, results of operations or cash flows.

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies FASB's EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

   In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after
   December 15, 2002, and the Company has adopted those requirements for its financial statements. The initial recognition and initial measurement requirements of FIN 45 were effective prospectively for guarantees issued or modified after December 31, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement currently is not applicable to the Company.

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

   In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ending June 30, 2003.

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

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective at the beginning of the first interim period beginning after June
   15,   2003.    Management  believes   that   the   effect   of
   implementing this pronouncement will not have a material impact on the Company's financial condition, results of operations or cash flows.

2.   ACQUISITIONS

   On July 8, 1997, effective as of July 1, 1997, JEH Eagle acquired the business and substantially all of the assets of JEH Company, Inc. ("JEH Co."), engaged in the wholesale distribution of roofing supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $14,767,852 consisting of $13,878,000 in cash, net of $250,000 due from JEH Co., and a five-year, 6% per annum note in the original principal amount of $864,852. As of June 30, 2002, the principal amount of the note was adjusted to
   $655,284 to reflect an offset of certain related party transactions and was due and paid on October 15, 2002 with interest at the rate of 8.75% per annum from July 1, 2002 (Note 9). The purchase price and the note were subject to further adjustment under certain conditions. Further, JEH Eagle was obligated for substantial additional payments if, among other factors, the business acquired attained certain levels of income, as defined, during the five-year period ended June 30, 2002. Upon consummation of the Offering, the Company issued 300,000 of its common shares to James E. Helzer, the owner of JEH Co. and President of the Company, in fulfillment of certain of such future additional consideration. For the fiscal years ended June 30, 2001 and 2000, approximately $315,000 and $1,947,000, respectively, of additional consideration was paid to JEH Co. or its designee. All of such additional consideration increased goodwill. No additional consideration was payable to JEH Co. or its designee for fiscal 2002, and the Company had no future obligation for such additional consideration as of June 30, 2002.

   On October 22, 1998, MSI Eagle acquired the business and substantially all of the assets of Masonry Supply, Inc. ("MSI Co."), engaged in the wholesale distribution of masonry supplies and related products utilized primarily in the construction industry. The purchase price, as adjusted, including transaction expenses, was $8,537,972 consisting of $6,492,000 in cash and a five-year, 8% per annum note in the principal amount of $2,045,972. The purchase price and the note were subject to further adjustment under certain conditions. The note was paid in full in March 1999 out of the proceeds of the Offering. Further, MSI Eagle was obligated for potentially substantial additional payments if, among other factors, the business acquired attained certain levels of income, as defined, during the five-year period ended June 30, 2003. Upon the consummation of the Offering, the Company issued 200,000 of its common shares, and, as of July 1, 1999, the Company issued 60,000 of its common shares to Gary L. Howard, the designee and owner of MSI Co. and a former executive officer of the Company, in fulfillment of certain of such future additional consideration. For the fiscal years ended June 30, 2002 and 2001, approximately $260,000 and $226,000, respectively, of additional consideration was paid to MSI Co. or its designee. For the fiscal year ended June 30, 2003, approximately $260,000 of additional consideration is payable to MSI Co. or its
   designee.   All  of  such  additional consideration  increased
   goodwill.

3. CHANGE IN ACCOUNTING METHOD

   During the fourth quarter of its fiscal year ended June 30, 2003, the Company changed its method of inventory costing from LIFO to the average cost method for all inventories not previously accounted for on the average cost method. Results of continuing operations and discontinued operation for prior periods have been restated to reflect this change. The new method was adopted to provide a better measure of the current value of inventory, a more accurate reflection of the Company's financial and liquidity positions, and a better matching of costs with revenues. The balances of retained earnings as of June 30, 2000, 2001 and 2002 have been restated for the effect of applying retroactively the new method of accounting. This change in method of inventory costing increased retained earnings as of July 1, 2000 by
   $451,000, net of taxes. If the Company had continued to apply LIFO in fiscal 2003, the impact on net income would have been immaterial. The following table presents the effect of the change on previously reported net income and basic and diluted net income per share for the fiscal years ended June 30, 2002 and 2001:


                                             Year Ended June 30,
                                              2002         2001
Net income, as previously reported         $ 1,385,164   $   848,842
Change in accounting method, net of taxes        6,000        (1,000)
                                           -----------   -----------
Net income, as restated                    $ 1,391,164   $   847,842
                                           ===========   ===========


Basic and diluted net income per share,
  as previously reported                   $       .16   $       .10
Change in accounting method                      -             -
                                           -----------   -----------
Basic and diluted net income per share,
  as restated                              $       .16   $       .10
                                           ===========   ===========


4.   PROPERTY AND EQUIPMENT

   The major classes of property and equipment are as follows:


                                                    June 30,           Estimated
                                               2003          2002     Useful Lives

Furniture, fixtures and equipment          $ 1,973,644   $ 2,037,906     5 years
Automotive equipment                         4,505,564     4,840,314    5-7 years
Leasehold improvements                       2,149,442     2,060,037    10 years
Assets acquired under capitalized leases       692,890       700,267      1 year
                                           -----------   -----------
                                             9,321,540     9,638,524
Less: Accumulated depreciation and
  amortization                               6,356,905     6,035,627
                                           -----------   -----------
                                           $ 2,964,635   $ 3,602,897
                                           ===========   ===========


5.   ACCOUNTS AND NOTES RECEIVABLE - TRADE

   Accounts and notes receivable - trade are as follows:


                                                  June 30,
                                              2003         2002

Accounts receivable                        $ 41,597,677   $ 43,320,881
Notes receivable                              6,185,822        106,741
                                           ------------   ------------
                                             47,783,499     43,427,622
Allowance for doubtful accounts              (4,799,089     (4,551,675)
                                           ------------   ------------
                                           $ 42,984,410   $ 38,875,947
                                           ============   ============

Current                                    $ 40,176,822   $ 38,875,947
Long-term                                     2,807,588         -
                                           ------------   ------------
                                           $ 42,984,410   $ 38,875,947
                                           ============   ============


   During  fiscal  2003,  the Company reclassified  approximately
   $2.8 million, net of allowance for doubtful accounts and notes receivable, from current accounts and notes receivable to long-term notes receivable. Management met with the Company's largest customers which were unable to make sufficient payments on their accounts when due or within a reasonable period of time after they became due to negotiate a formal payment schedule on terms that would enable the Company to begin collecting on past due accounts and notes receivable in amounts reasonably satisfactory to the Company. As a result, the Company accepted notes from these customers, with personal guarantees and additional collateral wherever possible. These notes bear interest at rates ranging from 6% to 18% with repayment periods ranging between 6 months and slightly less than 10 years as of June 30, 2003. Those notes receivable with maturity dates longer than 12 months were reclassified to long-term. Given the uncertainty associated with these notes receivable, the Company is recognizing interest income on these notes on a cash basis.

6.   INCOME TAXES

   Components of the (benefit) provision for income taxes are as follows:


                                           Year Ended June 30,
                                   2003            2002           2001
Current:
  Federal                     $  (871,000)    $  1,406,903     $    637,883
  State and local                 (19,000)         135,000          113,000
Deferred                           35,000         (593,903)         (28,883)
                              -----------     ------------     ------------
                              $  (855,000)    $    948,000     $    722,000
                              ===========     ============     ============


   A reconciliation of income taxes at the federal statutory rate and the amounts provided, is as follows:


                                           Year Ended June 30,
                                   2003            2002           2001

Tax using the statutory rate  $  (774,000)    $    916,000     $    615,000
State and local income taxes      (13,000)          90,000           74,000
Other                             (68,000)         (58,000)          33,000
                              -----------     ------------     ------------
                              $  (855,000)    $    948,000     $    722,000
                              ===========     ============     ============


   Temporary differences which give rise to a net deferred tax asset are as follows:

                                                    June 30,
                                              2003              2002

Deferred tax assets:
  Provision for doubtful accounts         $  1,824,000      $  1,730,000
  Inventory capitalization                      -                180,000
  Other                                         47,000              -
                                          ------------      ------------
                                             1,871,000         1,910,000
                                          ------------      ------------
Deferred tax liability:
  Goodwill                                    (998,000)         (676,000)
  Depreciation                                (270,000)         (470,000)
  Inventory valuation allowance               (251,000)             -
  Inventory method change                     (205,000)         (273,000)
  Other                                        (83,000)             -
                                          ------------      ------------
                                            (1,807,000)       (1,419,000)
                                          ------------      ------------

Net deferred tax asset                    $     64,000      $    491,000
                                          ============      ============

   Management believes that no valuation allowance against the net deferred tax asset is necessary. The 2002 deferred tax liability has been restated to reflect the cumulative effect of the change in the method of inventory costing from LIFO to average cost. The Company has a net operating loss of approximately $2.1 million for 2003 which can be offset against prior years' income taxes, resulting in current year federal and state tax refunds aggregating approximately $770,000.

 7.   LONG-TERM DEBT

   Long-term debt consists of the following:



                                                                    June 30,
                                                              2003            2002
Variable rate collateralized revolving credit note (A)    $ 41,796,137    $ 38,641,438

Variable rate collateralized equipment note (A)                323,654         804,654

Variable rate collateralized term note (A)                   1,036,900       1,480,900

Capitalized equipment lease obligations, at
  various rates, for various terms through 2003                   -            125,540

8.50% equipment loan, payable in monthly
  installments through February 13, 2003                          -             32,346

8.50% equipment loan, payable in monthly
  installments through April 23, 2003                             -             15,668

8.50% equipment loan, payable in monthly
  installments through April 27, 2003                             -              7,740

9.25% equipment loan, payable in monthly
  installments through November 6, 2004, paid
  in full in August 2002                                          -              8,429

9.25% equipment loan, payable in monthly
  installments through September 4, 2004                         6,584          11,691

8.25% equipment loan, payable in monthly
  installments through July 1, 2003                                662           8,260

8.25% equipment loan, payable in monthly
  installments through August 1, 2003                            2,408          16,177

8.226% equipment loan, payable in monthly
  installments through August 1, 2003                            4,844          61,173

6.50% equipment loan, payable in monthly
  installments through September 4, 2006                        27,830          35,274

7.25% equipment loan, payable in monthly
  installments through May 2, 2007                              11,234          13,627

Variable rate equipment loan, payable in monthly
  installments through May 2, 2007 (4.25% at
  June 30, 2003)                                               337,639         407,518
                                                          ------------    ------------
                                                            43,547,892      41,670,435
Less: Current portion of long-term debt                        860,000       1,245,000
                                                          ------------    ------------
                                                          $ 42,687,892    $ 40,425,435
                                                          ============    ============


   (A) In June 2000, and as subsequently amended, with the last amendment dated as of May 12, 2003, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and limited partnership as borrowers. The loan agreement provides a credit facility of $44,975,000, including up to $8 million in borrowing available for acquisitions (subject to an adequate borrowing base and other conditions). The credit facility bears interest as follows (with the alternatives at the borrowers' election):

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


        The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and originally was to mature on October 21, 2003. The credit facility contains an evergreen provision which provides for an automatic one-year extension of the maturity  date  provided either the  borrowers  or  the
        lender does not notify the other in writing of its intention not to renew within 180 days of the scheduled maturity date. Since neither the borrowers nor the lender provided the other with the required notice, the maturity date of the credit facility has been extended to October 21, 2004.

        The credit facility contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net
        Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed. The Company was in compliance with all such covenants at June 30, 2003.

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

        The aggregate future maturities of long-term debt are as follows:

        Year Ending
         June 30,                               Amount

          2004                               $    860,000
          2005                                 42,530,000
          2006                                    120,000
          2007                                     37,892
                                             ------------
                                             $ 43,547,892
                                             ============


8.   COMMITMENTS AND CONTINGENCIES

 a. The Company and its subsidiaries have entered into various written employment agreements which expire at various times through June 2006. Pursuant to such agreements, the annual base compensation payable aggregates approximately $1,875,000.

 b. The Company's subsidiaries have a defined contribution retirement plan covering eligible employees. The plan provides for contributions at the discretion of the subsidiaries. Contributions in the amounts of approximately $159,000, $126,000 and $102,000 were made for fiscal years 2003, 2002 and 2001, respectively.

 c. At June 30, 2001, the Company and its subsidiaries were liable under various long-term leases for property and automotive and other equipment (including leases with related parties) which expire on various dates through 2009. Certain of the leases include options to renew. In addition, real property leases generally provide for payment of taxes and other occupancy costs and may provide for the payment of costs of maintenance and repairs. Rent expense charged to operations in fiscal years 2003, 2002 and 2001 was approximately $6,995,000, $6,013,000 and
      $5,099,000, respectively, which includes taxes and various occupancy costs, as well as rent for equipment under short-term leases (less than one year).

      The approximate future minimum rental commitments under all of the above leases are as follows:

      Year Ending
       June 30,                                 Amount

        2004                                 $  6,467,000
        2005                                    5,425,000
        2006                                    4,120,000
        2007                                    2,764,000
        2008                                    1,395,000
     Thereafter                                   916,000
                                             ------------
     Total future minimum rental
       commitments                           $ 21,087,000
                                             ============


      See Note 9 for information on lease obligations with related parties.

  d. The Company is involved in certain litigation arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a significant impact on the Company's financial condition and results of operations.

9. TRANSACTIONS WITH THE COMPANY AND OTHER RELATED PARTIES

   The Chief Executive Officer and Chairman of the Board of Directors of the Company is an officer and a director of TDA; the Executive Vice President, Secretary, Treasurer, Chief Financial Officer and a director of the Company is also an officer and a director of TDA; and another director of the Company is also a director of TDA.

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

   Commencing July 1, 2002, the Company began to pay to TDA seventy-five (75%) percent of the occupancy cost (approximately $4,500 per month) for its New York corporate executive offices, and seventy-five (75%) percent of the remuneration and benefits of its New York administrative assistant (approximately $4,500 per month), and TDA began to pay twenty-five (25%) percent of such occupancy cost (approximately $1,500 per month), and twenty-five (25%) percent of the remuneration and benefits of its New York administrative assistant (approximately $1,500 per month) in order to defray any expenses that may be deemed to be attributable to TDA. The current lease for the Company's New York corporate executive offices expired in October 2002 with TDA as the named lessee. A new lease was entered into by and between the Company and the landlord for these premises at a base rental of approximately $6,900 per month with customary additional rental charges (proportionate share of real estate taxes, electricity, etc.), of which TDA will continue to pay twenty-five (25%) percent.

   JEH   Eagle   leases   several  of  its  distribution   center
   facilities and its executive offices from the President of the Company pursuant to five-year written leases at base annual rentals aggregating approximately $784,000.

   Eagle  operates  a  substantial portion of its  business  from facilities  leased from a subsidiary of TDA pursuant  to  ten-
   year   written  leases  at  base  annual  rentals  aggregating
   approximately $790,000.

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

   During the fiscal year ended June 30, 2003, JEH Eagle made sales aggregating approximately $767,000 to entities owned by members of the family of the President of the Company. Management believes that such sales were made on terms no less favorable than sales made to independent third parties. As of June 30, 2003, approximately $340,000 of such sales were owed to JEH Eagle.

   In   October   1998,  in  connection  with  the  purchase   of
   substantially all of the assets and business of MSI Co. by MSI Eagle, TDA lent MSI Eagle $1,000,000 pursuant to a 6% two-year note that was due in October 2000. In October 2000, the note was converted into a $1,000,000 8.75% demand note. TDA had agreed to defer the interest payable on the old note until its maturity. In October 2000, interest on that note was paid in full. Interest on the demand note is payable monthly.

   On February 6, 2003, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James E. Helzer, the President, Chief Operating Officer, and Vice Chairman of the Board of Directors of the Company, to sell in a private placement transaction (the "Helzer Transaction"), for gross proceeds to the Company of $1 million (a) 1,000,000 authorized but previously unissued common shares of the Company, and (b) warrants to purchase up to an additional 1,000,000 authorized but previously unissued common shares of the Company at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance (the "Helzer Warrant"). Although the closing price for the Company's common shares at the close of business on the day before the Helzer Transaction closed was $0.81 and the Company received two separate fairness opinions indicating that the consideration received by the Company in the Helzer Transaction was fair, Mr. Helzer will be able to benefit from any appreciation in the market price of the Company's common shares. On September 22, 2003, the last reported sales price for the Company's common shares was $2.40 per share.

   In February 2003, the Chairman and Chief Executive Officer of the Company, and the Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Company, each agreed to accept $100,000 of their cash compensation for the fiscal year ended June 30, 2003 in the form of 100,000 newly issued, unregistered common shares of the Company in lieu of such cash compensation. These shares were issued April 11, 2003.

10.  SHAREHOLDERS' EQUITY

   Preferred Shares - The preferred shares may be issued  in  one
   ----------------
   or more series, the terms of which may be determined at the time of issuance by the Board of Directors of the Company, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

   Common  Shares - Holders of common shares are entitled to  one
   --------------
   vote for each share held of record on each matter submitted to a vote of shareholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred shares which may from time to time be outstanding and to limitations imposed by any credit agreements to which the Company is a party, holders of common shares are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred shares, if any. Holders of common shares have no pre-emptive rights and have no rights to convert their common shares into any other securities.

   Class  A  Non-Voting Common Shares - Holders of Class  A  Non-
   ----------------------------------
   Voting Common Shares are not entitled to vote on matters submitted to a vote of shareholders. Except for the lack of voting rights, holders of the Class A Non-Voting Common Shares have the same rights as holders of common shares. Without limiting the generality of the foregoing, subject to the prior rights of any series of preferred shares which may from time to time be outstanding and to limitations imposed by any credit agreements to which the Company is a party, holders of Class A Non-Voting Common Shares are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor and, upon the voluntary or involuntary liquidation, dissolution or winding up of the Company or upon distribution of the assets of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred shares, if any. Holders of Class A Non-Voting Common Shares have no pre-emptive rights and have no rights to convert their shares into any other securities.

   Private Placement - On May 15, 2002, the Company entered  into
   -----------------
   a Securities Purchase Agreement ("Securities Purchase Agreement") with certain accredited investors to sell 1,090,909 common shares and warrants to purchase up to 109,090 common shares at $3.50 per share (the "Purchaser Warrants") in a private placement transaction ("Private Placement") for gross proceeds of $3,000,000.

   The Securities Purchase Agreement provided for the issuance and sale of the common shares and Purchaser Warrants in two equal and separate tranches. The first tranche closed on May 16, 2002 and consisted of 545,455 common shares and 54,545 Purchaser Warrants. The Company received net proceeds of approximately $1,291,000 from the first tranche. In addition to the payment of the expenses of the first tranche, the Company issued warrants ("Finder Warrants") to purchase 54,545 common shares at $3.50 per share. The second tranche was to close September 11, 2002. The investors, however, declined to fund the second tranche. Accordingly, the second tranche has not closed and will not close. The Company, subsequent to June 30, 2003, reached settlement with four of the five institutional investors in the Private Placement and has obtained the return of 50,090 Purchaser Warrants and the payment of $50,000, exclusive of legal fees paid by the investors.

   Warrants  -  The  Company has outstanding  3,025,000  warrants
   --------
   which  are  exercisable at $5.50 per share through  March  12,
   2004, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable securities laws.

   In connection with the Offering, the Company granted the underwriters warrants entitling the holders thereof to purchase an aggregate of 500,000 of the Company's common shares at an exercise price of $8.25 per share for five years commencing on the date of the Offering.

   The aggregate of the 109,090 Purchaser Warrants and Finder Warrants outstanding as of June 30, 2003 are exercisable at $3.50 per share through May 15, 2007, provided that during such time a current prospectus relating to the common shares is then in effect and the common shares are qualified for sale or exempt from qualification under applicable securities laws. Subsequent to June 30, 2003, 50,909 of such warrants were returned to the Company.

   In connection with the Helzer Transaction, the Company granted James E. Helzer the Helzer Warrant entitling him to purchase up to an additional 1,000,000 authorized but previously unissued common shares of the Company at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance.

   All warrants are subject to customary anti-dilutive provisions, and the Helzer Warrant provides for an adjustment to the exercise price in the event that the Company enters into certain sales transactions in which common shares are sold at a price below the current exercise price of the Helzer Warrant.

   Stock Option Plan - In August 1996, last amended in 2000,  the
   -----------------
   Board  of  Directors  adopted and  shareholders  approved  the
   Company's Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code, as amended (the "Code"), to certain employees, officers and directors. The total number of common shares for which options may be granted under the Stock Option Plan is 1,200,000 common shares. Options to purchase 753,600 common shares have been granted to various employees and certain officers and directors, 740,600 at a $5.00 per share exercise price and 13,000 at a $4.00 per share exercise price. All of such options have a term of ten years. The options granted to employees and officers (733,600) vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and the options granted to two directors (20,000) fully vested one year from the date of the grant.


                                                              Weighted Average
                             Number of      Exercise Price     Exercise Price
                              Shares           Per Share         Per Share

Outstanding, July 1, 2000       842,540     $       5.00         $     5.00
  Granted                        15,000             4.00               4.00
  Exercised                        -                -                  -
  Forfeited                     (70,500)            5.00               5.00
  Expired                          -                -                  -
                             ----------                          ----------
Outstanding, June 30, 2001      787,040                                4.98
  Granted                          -                 -                 -
  Exercised                        -                 -                 -
  Forfeited                     (22,960)            5.00               5.00
  Expired                          -                 -                 -
                             ----------                          ----------
Outstanding, June 30, 2002      764,080                                4.98
  Granted                          -                 -                 -
  Exercised                        -                 -                 -
  Forfeited                      (2,000)            4.00               4.00
  Forfeited                      (8,480)            5.00               5.00
  Expired                          -                 -                 -
                             ----------                          ----------
Outstanding, June 30, 2003      753,600                          $     4.98
                             ==========                          ==========


   At June 30, 2003, 605,200 options were vested and were exercisable at $5.00 per share and 7,000 options were vested and were exercisable at $4.00 per share.

11.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The activity in the allowance for doubtful accounts for the fiscal years ended June 30, 2003, 2002 and 2001 is as follows:

                   Balance at
Year Ending        Beginning                                  Balance at
 June 30,           of Year      Provision     Writeoffs      End of Year

  2001            $ 1,496,000    $ 1,464,418   $  (607,927)   $ 2,352,491
                  ===========    ===========   ===========    ===========

  2002            $ 2,352,491    $ 2,761,007   $  (561,823)   $ 4,551,675
                  ===========    ===========   ===========    ===========

  2003            $ 4,551,675    $ 4,707,366   $(4,459,952)   $ 4,799,089
                  ===========    ===========   ===========    ===========

12.  QUARTERLY INFORMATION (UNAUDITED)

   Selected unaudited quarterly financial data, as restated, is as follows (in thousands, except per share amounts):

                                                                Fiscal 2003 Quarter Ended
                                                 Sept. 30        Dec. 31        Mar. 31         June 30
Revenues                                        $    60,390    $    51,668    $    44,411    $    69,667

Gross profit                                         14,314         12,774         10,122         17,706

Net (loss) income from continuing operations            (72)          (255)        (2,390)         1,295

Loss from discontinued operation,
  net of taxes                                          (77)          (114)          -              -

Cumulative effect of accounting change, net
  of taxes                                             (413)           -             -              -
                                                -----------    -----------    -----------    -----------
Net (loss) income                               $      (562)   $      (369)   $    (2,390)   $     1,295
                                                ===========    ===========    ===========    ===========

Basic and diluted net income (loss) per share:
  Net (loss) income from continuing operations  $     (0.01)   $     (0.03)   $     (0.25)   $       .13
  Loss from discontinued operation                    (0.01)         (0.01)
  Cumulative effect of accounting change              (0.04)           -              -             -
                                                -----------    -----------    -----------    -----------
                                                $     (0.06)   $     (0.04)   $     (0.25)   $       .13
                                                ===========    ===========    ===========    ===========

Common shares used in basic and
  diluted net income (loss) per share                 9,055          9,055          9,644         10,233
                                                ===========    ===========    ===========    ===========


                                                               Fiscal 2002 Quarter Ended
                                                 Sept. 30        Dec. 31        Mar. 31         June 30

Revenues                                        $    65,513    $   59,333     $    45,034    $    60,616

Gross profit                                         15,906        14,918          11,597         14,133

Net (loss) income from continuing operations          1,396           911            (317)          (243)

Loss from discontinued operation,
  net of taxes                                          (44)          (88)           (102)          (122)
                                                -----------    -----------    -----------    -----------
Net (loss) income                               $     1,352    $       823    $      (419)   $      (365)
                                                ===========    ===========    ===========    ===========

Basic and diluted net (loss) income per share:
  Net (loss) income from continuing operations  $       .16    $       .11    $     (0.04)   $     (0.03)
  Loss from discontinued operation                    (0.01)         (0.01)         (0.01)         (0.01)
                                                -----------    -----------    -----------    -----------
                                                $       .15    $       .10    $     (0.05)   $     (0.04)
                                                ===========    ===========    ===========    ===========

Common shares used in basic and
  diluted net (loss) income per share                 8,510          8,510          8,510          8,786
                                                ===========    ===========    ===========    ===========


                               * * * * * *