Form 10-Q
period 2003-09-30
EAGLE SUPPLY GROUP INC
filed 2003-11-14
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM  10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003
                                    ------------------

                               OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________  to  _____________


               Commission File Number: 000-25423
                                       ---------


                     EAGLE SUPPLY GROUP, INC.
-----------------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)

           Delaware                               13-3889248
-----------------------------------------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                Identification No.)

122 East 42nd Street, Suite 1618, New York, New York     10168
-----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


                          212-986-6190
-----------------------------------------------------------------
    (Registrant's Telephone Number, Including Area Code)

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

Yes  [ ]      No  [X]


The  number  of  shares  outstanding of the  Registrant's  Common
Stock, as of November 11, 2003, was 10,255,455 shares.

                    EAGLE SUPPLY GROUP, INC.

                       INDEX TO FORM 10-Q

                                                                   PAGE

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Consolidated Balance Sheets as of September 30, 2003
     (Unaudited) and June 30, 2003                                   3

   Consolidated Statements of Operations (Unaudited) for
     the Three Months Ended September 30, 2003 and 2002             4-5

   Consolidated Statement of Shareholders' Equity (Unaudited)
     for the Three Months Ended September 30, 2003                   6

   Consolidated Statements of Cash Flows (Unaudited) for
     the Three Months Ended September 30, 2003 and 2002              7

   Notes to Unaudited Consolidated Financial Statements             8-12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           13-22

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                             22-23

Item 4.    Controls and Procedures                                 23-24


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                          25

SIGNATURES                                                           26

CERTIFICATIONS                                                     27-30

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------

                                                  September 30,     June 30,
                                                      2003            2003
                                                   (Unaudited)
                                                  -------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    432,359    $  1,505,408
  Accounts and notes receivable
    - trade (net of allowance
      for doubtful accounts)                        41,420,933      40,176,822
  Inventories                                       36,803,535      39,962,678
  Deferred tax asset                                 2,170,000       1,871,000
  Assets of discontinued operation                        -            157,724
  Federal and state income taxes receivable               -            771,095
  Other current assets                               1,098,401         881,716
                                                  ------------    ------------
           Total current assets                     81,925,228      85,326,443

PROPERTY AND EQUIPMENT, net                          2,736,098       2,964,635

COST IN EXCESS OF NET ASSETS ACQUIRED
  (net of accumulated amortization)                 14,581,358      14,581,358

NOTES RECEIVABLE - TRADE (net of allowance
  for doubtful accounts)                             2,585,870       2,807,588

OTHER ASSETS                                             3,485          15,850
                                                  ------------    ------------
                                                  $101,832,039    $105,695,874
                                                  ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt               $    860,000    $    860,000
  Note payable - TDA Industries, Inc.                1,000,000       1,000,000
  Accounts payable                                  26,997,911      31,876,367
  Due to related parties                               259,778         259,778
  Accrued expenses and other current
    liabilities                                      5,962,906       5,988,543
  Federal and state income taxes payable               493,586            -
                                                  ------------    ------------
           Total current liabilities                35,574,181      39,984,688

LONG-TERM DEBT                                      41,654,186      42,687,892

DEFERRED TAX LIABILITY                               1,715,000       1,807,000
                                                  ------------    ------------
           Total liabilities                        78,943,367      84,479,580
                                                  ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.0001 par value per share,
    10,000,000 shares authorized; none issued
    and outstanding                                       -               -
  Common Stock, $.0001 par value per share,
    30,000,000 shares authorized; issued and
    outstanding - 10,255,455 shares                      1,025           1,025
  Class A Non-Voting Common Stock, $.0001 par
    value per share, 10,000,000 shares
    authorized; none issued and outstanding               -               -
  Additional paid-in capital                        19,375,064      19,325,064
  Retained earnings                                  3,512,583       1,890,205
                                                  ------------    ------------
           Total shareholders' equity               22,888,672      21,216,294
                                                  ------------    ------------
                                                  $101,832,039    $105,695,874
                                                  ============    ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
---------------------------------------------------------------------------

                                                      2003            2002
                                                  -------------   ------------

REVENUES                                          $  72,417,856   $ 60,389,627

COST OF SALES                                        54,612,910     46,075,863
                                                  -------------   ------------
                                                     17,804,946     14,313,764
                                                  -------------   ------------

OPERATING EXPENSES (including provisions
  for doubtful accounts of $1,105,363 and
  $660,305, respectively)                            14,847,762     13,636,362

DEPRECIATION AND AMORTIZATION                           228,973        338,623
                                                  -------------   ------------
                                                     15,076,735     13,974,985
                                                  -------------   ------------

INCOME FROM CONTINUING OPERATIONS                     2,728,211        338,779
                                                  -------------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                       153,448         49,937
  Interest expense                                     (389,281)      (505,271)
                                                  -------------   ------------

                                                       (235,833)      (455,334)
                                                  -------------   ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                          2,492,378       (116,555)

PROVISION (BENEFIT) FOR INCOME TAXES                    870,000        (45,000)
                                                  -------------   ------------

NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS                               1,622,378        (71,555)

LOSS FROM DISCONTINUED OPERATION,
  NET OF INCOME TAXES                                      -           (77,423)
                                                  -------------   ------------

NET INCOME (LOSS) BEFORE EFFECT OF
  ACCOUNTING CHANGE                                   1,622,378       (148,978)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF INCOME TAXES                              -          (413,000)
                                                  -------------   ------------
NET INCOME (LOSS)                                 $   1,622,378   $   (561,978)
                                                  =============   ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Contd.)
---------------------------------------------------------------------------

                                                      2003            2002
                                                  -------------   ------------

BASIC NET INCOME (LOSS) PER SHARE:
  Net income (loss) from continuing operations    $         .16   $       (.01)
  Loss from discontinued operation                      -                 (.01)
  Cumulative effect of accounting change                -                 (.05)
                                                  -------------   ------------
                                                  $         .16   $       (.07)
                                                  =============   ============

SHARES OF COMMON STOCK USED IN
  BASIC NET INCOME (LOSS) PER SHARE                  10,255,455      9,055,455
                                                  =============   ============

DILUTED NET INCOME (LOSS) PER SHARE:
  Net (loss) income from continuing operations    $         .16   $       (.01)
  Loss from discontinued operation                      -                 (.01)
  Cumulative effect of accounting change                -                 (.05)
                                                  -------------   ------------
                                                  $         .16   $       (.07)
                                                  =============   ============

SHARES OF COMMON STOCK USED IN
  DILUTED NET INCOME (LOSS) PER SHARE                10,422,122      9,055,455
                                                  =============   ============











See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003
---------------------------------------------------------------------------

                                                   Class A Non-Voting                         Additional
                               Preferred Stock        Common Stock            Common Stock      Paid-In     Retained
                              Shares      Amount   Shares       Amount     Shares    Amount     Capital     Earnings       Total
                              ------      ------   ------       ------   ----------  ------   ----------   ----------   -----------

BALANCE, JULY 1, 2003           -         $  -       -          $  -     10,255,455  $1,025   $19,325,064  $1,890,205   $21,216,294

  Net income                    -            -       -             -         -         -           -        1,622,378     1,622,378
  Refund of expenses from
    private placement           -            -       -             -         -         -          50,000        -            50,000
                              ------      ------   ------       ------   ----------  ------   -----------   ----------  -----------
BALANCE, SEPTEMBER 30, 2003     -         $  -       -          $  -     10,255,455  $1,025   $19,375,064   $3,512,583  $22,888,672
                              ======      ======   ======       ======   ==========  ======   ===========   ==========  ===========











See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
---------------------------------------------------------------------------

                                                           2003            2002
                                                       -------------   ------------
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations         $   1,622,378   $    (71,555)
  Loss from discontinued operation, net of
    income taxes                                               -            (77,423)
  Cumulative effect of accounting change,
    net of income taxes                                        -           (413,000)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                          228,973        346,146
      Deferred income taxes                                 (391,000)      (331,000)
      Increase in allowance for doubtful accounts          1,260,032        638,265
      Loss on sale of equipment                                1,361           -
      Changes in assets and liabilities:
        Increase in accounts and notes receivable         (2,282,425)      (392,395)
        Decrease in inventories                            3,159,143      1,957,914
        Decrease (increase) in assets of
          discontinued operation                             157,724       (508,942)
        Increase in other current assets                    (216,685)       (27,973)
        Decrease in accounts payable                      (4,878,4       (1,307,006)
        Decrease in accrued expenses and other
          current liabilities                                (25,637)      (431,634)
        Increase (decrease) in federal and
          state income taxes                               1,264,681         (6,393)
                                                       -------------   ------------
           Net cash used in operating activities             (99,911)      (624,996)
                                                       -------------   ------------

INVESTING ACTIVITIES:
  Capital expenditures                                       (25,432)       (97,870)
  Proceeds from sales of fixed assets                         36,000           -
                                                       -------------   ------------
           Net cash provided by (used in)
           investing activities                               10,568        (97,870)
                                                       -------------   ------------

FINANCING ACTIVITIES:
  Principal borrowings of long-term debt                  75,466,583     65,310,151
  Principal reductions of long-term debt                 (76,500,289)   (66,387,710)
  Increase (decrease) in additional paid-in capital           50,000         (5,024)
                                                       -------------   ------------
           Net cash used in financing activities            (983,706)    (1,082,583)

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,073,049)    (1,805,449)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,505,408      5,355,070
                                                       -------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $     432,359   $  3,549,621
                                                       =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $     389,281   $    505,271
                                                       =============   ============

  Cash paid during the period for income taxes         $         596   $     23,393
                                                       =============   ============







See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements of Eagle Supply Group, Inc. and its subsidiaries and limited partnership (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at June 30, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

   Operating results for the three months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission.

   Business   Description  -  The  Company  is  a  majority-owned
   ----------------------
   subsidiary of TDA Industries, Inc. ("TDA") and was organized on May 1, 1996, as a Delaware corporation, to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

   Basis  of  Presentation - The Company  operates  in  a  single
   -----------------------
   industry segment and all of its revenues are derived from sales to third party customers in the United States.
   Basic Net Income (Loss) Per Share - Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented and excludes any potential dilution. Diluted net income (loss) per share was calculated similarly and includes potential dilution, unless anti-dilutive, from the exercise of common stock warrants.

   Comprehensive  Income  (Loss) - For  the  three  months  ended
   -----------------------------
   September 30, 2003 and 2002, comprehensive income (loss) was equal to net income (loss).

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

   Stock-based  Compensation  -  The Company  applies  Accounting
   -------------------------
   Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for the Company's Stock Option Plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the dates of the grants. Had compensation costs for the Company's Stock Option Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS
   No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, the Company's net income (loss) and basic and diluted net income (loss) per share for the three-month periods ended September 30, 2003 and 2002 would have been reduced to the proforma amounts indicated below:

                                           Three Months
                                       2003             2002
                                   ------------      -----------

   Net income (loss)               $  1,622,378      $  (561,978)
   Compensation costs                   (17,345)         (25,849)
                                   ------------      -----------
   Proforma                        $  1,605,033      $  (587,827)

   Basic net income (loss)
     per share                     $        .16      $      (.07)
   Compensation costs                    -                  -
                                   ------------      -----------
   Proforma                        $        .16      $      (.07)
                                   ============      ===========

   Diluted net income (loss)
     per share                     $        .16      $      (.07)
   Compensation costs                    -                  -
                                   ------------      -----------
   Proforma                        $        .16      $      (.07)
                                   ============      ===========


   The Company used the Black-Scholes model with the following assumptions in the calculation of fair value: risk-free interest rate of 5.5%, expected life of three years, expected volatility of 19.72% and a dividend yield of 0%.

   Reclassifications and Restatements - Certain reclassifications
   -----------------------------------
   have been  made in  the  prior   period's financial statements
   in order to conform to the classifications in the current period.

   As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, in January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The reported results of operations for the 2002 three-month period have been restated to reclassify the operations of this distribution center as discontinued.

   The consolidated statements of operations and cash flows of the Company for the three-month period ended September 30, 2002 have been restated for the change during the second quarter of fiscal 2003 in the adoption of Emerging Issues Task Force ("EITF") No. 02-16, effective July 1, 2002. In adopting the new guidance, the Company changed its previous method of accounting, which was consistent with generally accepted accounting principles. Under the previous accounting method, vendor allowances were treated as a reduction of cost of sales when such allowances were earned. Under the new accounting guidance, vendor allowances are considered a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold. The adoption of EITF 02-16, effective July 1, 2002, resulted, during the three-month period ended September 30, 2002, in a cumulative effect of accounting change of $413,000, net of $222,000 of income taxes, to reflect the deferral of certain allowances as a reduction of inventory cost.

2. ACCOUNTS AND NOTES RECEIVABLE - TRADE

   Accounts and notes receivable - trade are as follows:

                                   September 30,      June 30,
                                       2003             2003
                                   -------------    ------------
   Accounts receivable             $  43,944,007    $ 41,597,677
   Notes receivable                    6,121,917       6,185,822
                                      50,065,924      47,783,499
   Allowance for doubtful accounts    (6,059,121)     (4,799,089)
                                   -------------    ------------
                                   $  44,006,803    $ 42,984,410
                                   =============    ============

   Current                         $  41,420,933    $ 40,176,822
   Long-term                           2,585,870       2,807,588
                                   -------------    ------------
                                   $  44,006,803    $ 42,984,410
                                   =============    ============


   During the fiscal year ended June 30, 2003, the Company reclassified approximately $2.8 million, net of allowance for doubtful accounts and notes receivable, from current accounts and notes receivable to long-term notes receivable. Management met with the Company's largest customers which were unable to make sufficient payments on their accounts when due or within a reasonable period of time after they became due to negotiate a formal payment schedule on terms that would enable the Company to begin collecting on past due accounts and notes receivable in amounts reasonably satisfactory to the Company. As a result, the Company accepted notes from these customers, with personal guarantees and additional collateral wherever possible. These notes bear interest at rates ranging from 6% to 18% with repayment periods ranging between 3 months and slightly less than 10 years as of September 30, 2003. Those notes receivable with maturity dates longer than 12 months were reclassified to long-term notes receivable. Given the uncertainty associated with these notes receivable, the Company is recognizing interest income on these notes on a cash basis.

3. NEW ACCOUNTING STANDARDS

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after
   January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement currently is not applicable to the Company.

   In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ended June 30, 2003.

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

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of implementing this pronouncement did not have any impact on the Company's financial condition, results of operations or cash flows.

4. LONG-TERM DEBT

   In June 2000, and as subsequently amended, with the last amendment dated as of May 12, 2003, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and limited partnership as borrowers. The loan agreement provides a credit facility of $44,975,000, including up to $8 million in borrowing available for acquisitions (subject to an adequate borrowing base and other conditions). The credit facility bears interest as follows (with the alternatives at the borrowers' election):

   * Equipment Term Note - Libor (as defined), plus two and one-half (2.5%) percent or the lender's Prime Rate (as defined), plus one-half of one (1/2%) percent.

   *  Acquisition Term Note - Libor,  plus two  and three-fourths
      (2.75%)   percent   or  the  lender's   Prime  Rate,   plus
      three-fourths of one (3/4%) percent.

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

   The credit facility contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed. The Company was in compliance with all such covenants at September 30, 2003.

   During the fiscal year ending June 30, 2004, management intends to attempt to refinance and extend the maturity date of the Company's existing asset based credit facility with the objective of increasing the size of the credit facility and extending the maturity date three to five years from the October 21, 2004 current maturity date.

                              *****

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
         ------------------------------------------------

   This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may." In addition, the Company may from time to time make such written or oral forward-looking statements in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

   These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

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

   * the number of shares of common stock that the Company has outstanding and the number of shares of common stock used to calculate our basic and diluted earnings per share may increase and adversely affect our earnings per share calculations; and

   * there may be changes in accounting policies and practice and in internal controls and requirements and disclosure controls and procedures and requirements that may be adopted by regulatory agencies as well as the Financial Accounting Standards Board that may adversely affect our costs and operations.

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

   Critical Accounting Policies and Estimates

   The Company's discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America and which require the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure and reported amounts of contingent assets and liabilities at the dates of the financial statements. Significant estimates which are reflected in these consolidated financial statements relate to, among other things, allowances for doubtful accounts and notes receivable, valuation of obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to allowances for doubtful accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items, expenses, and contingent assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.
   The Company believes the following critical accounting policies are based upon its more significant judgments and estimates used in the preparation of its consolidated financial statements:

   * We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the failure of our customers to make payments when due or within a reasonable period of time thereafter. Although many factors can affect the failure of customers to make required payments when due, one of the most unpredictable is weather, which can have a positive as well as negative impact on the Company's customers. For example, severe or catastrophic weather conditions, such as hail storms or hurricanes, will generally increase the level of activity of our customers, thus enhancing their ability to make required payments. On the other hand, weather conditions such as heavy rain or snow or ice storms will generally preclude customers from installing the Company's products on job sites and collecting from their own customers, which conditions could result in the inability of the Company's customers to make payments when due. The allowance for doubtful accounts and notes receivable is intended to adjust the value of our accounts and notes receivable for possible credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Calculating such allowances involves significant judgment. We estimate our allowance for doubtful accounts and notes receivable by applying estimated loss percentages against our aging of accounts receivables and based on our estimate of the credit worthiness of the customers from which the notes are payable. Changes to such allowances may be required if the financial condition of our customers deteriorates or improves or if we adjust our credit standards, thereby resulting in reserve or write-off patterns that differ from historical experience. Misjudgments by the Company in estimating our allowance for doubtful accounts and notes receivable could have a material adverse affect on the Company's financial condition, results of operations, and cash flow.

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

   * We file income tax returns in every jurisdiction in which we have reason to believe we are subject to tax. Historically, we have been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by us regarding one or more of our transactions is contrary to that jurisdiction's laws or regulations. In any such event, we may incur charges to our income statement which could materially adversely affect our net income and may incur liabilities for taxes and related charges which may materially adversely affect our financial condition and cash flows.

   The Company's discussion and analysis of financial condition and results of operations are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

                              *****

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission.

   Results of Operations

   Three Months Ended September 30, 2003
   Compared to the Three Months Ended September 30, 2002
   -----------------------------------------------------

   Revenues of the Company during the three-month period ended September 30, 2003 increased by approximately $12 million (19.9%) to approximately $72.4 million from approximately $60.4 million in the three-month period ended September 30, 2002. This increase may be attributed primarily to increases in revenues of approximately $12.8 million generated from
   "greenfield" distribution centers opened for more than one year and approximately $1.7 million from "storm" distribution centers opened during the current three-month period, offset by a decrease in revenues of approximately $2.5 million from a combination of distribution centers that were closed and those that have been opened for more than one year. As discussed in previous filings, all of the increase in revenues from greenfield distribution centers was from storm activity that occurred last spring in certain of the Company's existing market areas. The Company continues to believe that such storm activity will continue to have a positive impact on the Company's results of operations in the 2004 fiscal year.

   Cost of sales increased between the 2003 and 2002 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.4% in the three-month period ended September 30, 2003 from 76.3% in the three-month period ended September 30, 2002, and gross profit as a percentage of revenues increased to 24.6% in the three-month period ended September 30, 2003 from 23.7% in the three-month period ended September 30, 2002. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 during the three-month period ended September 30, 2002 was a decrease of $115,000 in cost of sales.

   Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $1.1 million (7.9%) between the 2003 and 2002 three-month periods presented. Of this increase, approximately $445,000 may be attributed to an increase in the allowance for doubtful accounts and notes receivable and approximately $740,000 in increased payroll and related costs. Depreciation and amortization decreased by an aggregate of approximately $110,000 (32.4%) between the 2003 and 2002 three-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 20.8% in the three-month period ended September 30, 2003 compared to 23.1% in the three-month period ended September 30, 2002.

   Interest  income increased by approximately $104,000  (207.3%)
   between  the  2003  and  2002 three-month  periods  presented.
   This increase is primarily attributable to the interest collected on notes receivable.

   Interest expense decreased by approximately $116,000 (23%) between the 2003 and 2002 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings under the Company's revolving credit facility.

   As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, in January 2003, the Company sold its Birmingham, Alabama, distribution center and realized a loss of approximately $90,000 on the sale. The reported results of operations for the 2002 three-month period have been restated to reclassify the operations of this distribution center as discontinued.

   Liquidity and Capital Resources

   The Company's working capital was approximately $46,351,000 and $45,342,000 at September 30, 2003 and June 30, 2003,
   respectively. At September 30, 2003, the Company's current ratio was 2.3 to 1 compared to 2.13 to 1 at June 30, 2003.

   Net cash used in operating activities during the three-month period ended September 30, 2003 decreased by approximately $525,000 to approximately $100,000 from approximately $625,000 during the three-month period ended September 30, 2002. This decrease may be attributed principally to increases in net income of approximately $2.2 million, allowance for doubtful accounts of approximately $620,000 attributed to the deterioration in the aging of the Company's accounts and notes receivable and federal and state income taxes of approximately $1.3 million and decreases in inventories of $1.2 million, assets of discontinued operation of approximately $670,000 and accrued expenses and other current liabilities of approximately $410,000, offset by a decrease in depreciation and amortization of approximately $120,000 and increases in accounts and notes receivable of
   approximately  $1.9  million  and  other  current  assets   of
   approximately $200,000 and decreases in accounts payable of approximately $3.6 million and deferred income taxes of approximately $60,000.

   Net cash provided by (used in) investing activities during the three-month period ended September 30, 2003 increased by approximately $108,000 to approximately $11,000 from approximately ($97,000) during the three-month period ended September 30, 2002. This increase may be attributed to a decrease in capital expenditures of approximately $72,000 and an increase of approximately $36,000 from sales of fixed assets. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $400,000, of which approximately $100,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete in its market areas, and $300,000 for leasehold improvements.

   Net cash used in financing activities during the three-month period ended September 30, 2003 decreased by approximately $100,000 to approximately $1 million from approximately $1.1 million during the three-month period ended September 30, 2002. This decrease may be attributed to a decrease in the net principal repayments of long-term debt of approximately $50,000 and a recovery of expenses of $50,000 relating to the May 2002 private placement of common stock and warrants.

   On February 6, 2003, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James E. Helzer, the President, Chief Operating Officer, and Vice Chairman of the Board of Directors of the Company, to sell in a private placement transaction (the "Helzer Transaction") for gross proceeds to the Company of $1 million

   (a)  1,000,000  authorized but previously unissued  shares  of the Company's common stock, and (b) warrants to purchase up to an additional 1,000,000 authorized but previously unissued shares of the Company's common stock at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance (the "Helzer Warrant"). Although the closing price for the Company's common stock at the close of business on the day before the Helzer Transaction closed was $0.81 and the Company received two separate fairness opinions indicating that the consideration received by the Company in the Helzer Transaction was fair, Mr. Helzer will be able to benefit from any appreciation in the market price of the Company's common stock. On September 30, 2003, the last reported sales price for the Company's common stock was $2.40 per share.

   During the fiscal year ending June 30, 2004, management intends to attempt to refinance and extend the maturity date of the Company's existing asset based credit facility with the objective of increasing the size of the credit facility and extending the maturity date three to five years from the October 21, 2004 current maturity date. There can be no assurance that the Company will be able refinance or extend the maturity of its credit facility or that it will be able to do so on terms that are satisfactory to the Company.

   The Company believes that its currently available sources of liquidity will be adequate to sustain its normal operations during the twelve-month period beginning July 1, 2003, assuming the Company is able to amend its credit facility to provide for limited over advances and overlines, if required, as it has in the past.

   Credit Facilities

   In June 2000, and as subsequently amended, with the last amendment dated as of May 12, 2003, the Company's credit facilities were consolidated into an amended, restated and consolidated loan agreement with the Company's subsidiaries and limited partnership as borrowers. The loan agreement provides a credit facility of $44,975,000, including up to $8 million in borrowing available for acquisitions (subject to an adequate borrowing base and other conditions). The credit facility bears interest as follows (with the alternatives at the borrowers' election):

   * Equipment Term Note - Libor (as defined), plus two and one-half (2.5%) percent or the lender's Prime Rate (as defined), plus one-half of one (1/2%) percent.

   * Acquisition Term Note - Libor, plus two and three-fourths (2.75%) percent or the lender's Prime Rate, plus three-fourths of one (3/4%) percent.

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

   During the fiscal year ending June 30, 2004, management intends to attempt to refinance and extend the maturity date of the Company's existing asset based credit facility with the objective of increasing the size of the credit facility and extending the maturity date three to five years from the October 21, 2004 current maturity date. There can be no assurance that the Company will be able refinance or extend the maturity of its credit facility or that it will be able to do so on terms that are satisfactory to the Company.

   The credit facility originally contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed. The Company was in compliance with all such covenants at September 30, 2003.

   Recent Developments

   Revenues for the month of October 2003, on a preliminary basis, increased by more than $5 million (25%) compared to the month of October 2002. This rate of growth should not be deemed to be indicative of the rate of growth that is likely to be achieved during the Company's current six-month or ensuing nine-month periods or fiscal year. Management believes that the current growth is due largely to increased revenues generated by the Company's distribution centers located in certain of the Company's existing market areas affected by storm activity that occurred last spring

   New Accounting Pronouncements

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

   In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ended June 30, 2003.

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

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of implementing this pronouncement did not have any impact on the Company's financial condition, results of operations or cash flows.


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

   The Company is currently exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. Based on the amount outstanding as of September 30, 2003, a 100 basis point change in interest rates would result in an approximate $410,000 charge to the Company's annual interest expense. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

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

   There have been no material changes in the Company's market risk since June 30, 2003. For information regarding the Company's market risk, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.


Item 4.  Controls and Procedures

   In seeking to meet our responsibility for the reliability of our financial statements, the Company maintains a system of internal controls. This system is designed to provide management with reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. The concept of reasonable assurance recognizes that the design, monitoring and revision of internal accounting and other controls involve, among other considerations, management's judgments with respect to the relative costs and expected benefits of specific control measures. An effective system of internal controls, no matter how well designed, has inherent limitations and may not prevent or detect a material misstatement in published financial statements. Nevertheless, management believes that its system of internal controls provides reasonable assurance with respect to the reliability of its consolidated financial statements.

   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.

   The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A disclosure control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the disclosure control system's objectives will be met. Further, the design of a disclosure control system must reflect the fact that there are resource constraints, and the benefits of disclosure controls must be considered relative to their costs. Because of the inherent limitations in all disclosure control systems, no evaluation of controls can provide absolute assurance that all disclosure control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Disclosure controls and procedures also can be circumvented by the individual acts of some persons, by collision of two or more people, or by management or employee override of disclosure controls and procedures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, disclosure controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective disclosure control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any disclosure control or procedure is not being properly implemented or has become inadequate, management (a) immediately reviews our disclosure controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our disclosure controls and procedures to assure compliance with our control objectives(b) takes immediate action to cause our disclosure controls and procedures to be strictly adhered to, (c) immediately informs all relevant managers of the requirement to adhere to such disclosure controls, as well as all relevant personnel throughout our organization, and (d) implements in our training program specific emphasis on such disclosure controls and procedures to assure compliance with such disclosure controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of disclosure controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

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


                              *****

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  The following exhibits are being filed with this Report:

      Exhibit  Description
      -------  -----------

        31.1   Certification  of  the  Chief  Executive   Officer
               pursuant  to  Section 302 of  the  Sarbanes-Oxley
               Act of 2002 (Rule 13a-14(a)).

        31.2   Certification  of  the  Chief  Financial   Officer
               pursuant  to  Section  302 of  the  Sarbanes-Oxley
               Act of 2002 (Rule 13a-14(a)).

        32.1   Certificate   of   the  Chief  Executive   Officer
               Pursuant  to 18 U.S.C.  Section 1350,  as  Adopted
               Pursuant  to  Section  906 of  the  Sarbanes-Oxley
               Act of 2002 (Rule 13a-14(b)).

        32.2   Certificate   of   the  Chief  Financial   Officer
               Pursuant  to 18 U.S.C. Section 1350,   as  Adopted
               Pursuant  to  Section  906 of  the  Sarbanes-Oxley
               Act of 2002 (Rule 13a-14(b)).

   (b)  Reports on Form 8-K:

      During the quarterly period covered by this Report, the Registrant filed the following Report on Form 8-K:

      On August 11, 2003, the Company filed a Current Report on Form 8-K under Item 9 to provide information regarding the Company's preliminary unaudited fiscal 2003 fourth quarter results and anticipated projected revenues, net income, and basic earnings per share for the 2004 fiscal year ending June 30, 2004.

                           SIGNATURES


     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    EAGLE SUPPLY GROUP, INC.




Dated: November 13, 2003             By:/s/ Douglas P. Fields
                                        ---------------------------
                                        Douglas P. Fields,
                                        Chairman of the
                                          Board of Directors,
                                        Chief Executive
                                        Officer and a Director
                                        (Principal Executive Officer)





Dated: November 13, 2003            By:/s/ Frederick M. Friedman
                                        ---------------------------
                                        Frederick M. Friedman,
                                        Executive Vice President,
                                          Treasurer, Secretary
                                          and a Director
                                        (Principal Financial
                                        and Accounting Officer)