Form 10-Q
period 2003-12-31
EAGLE SUPPLY GROUP INC
filed 2004-02-17
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended December 31, 2003
                                          -----------------

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________

                      Commission File Number:  1-14904
                                             -------------

                            EAGLE SUPPLY GROUP, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                             13-3889248
-------------------------------                        -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

122 East 42nd Street, Suite 1618,  New York, New York         10168
-----------------------------------------------------  -------------------
(Address of Principal Executive Offices)                   (Zip Code)


                               212-986-6190
        ----------------------------------------------------
	(Registrant's Telephone Number, Including Area Code)

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

Yes  [ ]          No  [X]


The number of shares outstanding of the Registrant's Common Stock, as of February 9, 2004, was 10,255,455 shares.

                         EAGLE SUPPLY GROUP, INC.

                          INDEX TO FORM 10-Q

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2003
         (Unaudited) and June 30, 2003                                 3

         Consolidated Statements of Operations (Unaudited)
         for the Three Months and Six Months Ended December 31,
         2003 and 2002                                                4-5

         Consolidated Statement of Stockholders' Equity
         (Unaudited) for the Six Months Ended December 31, 2003        6

         Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months Ended December 31, 2003 and 2002               7

         Notes to Unaudited Consolidated Financial Statements         8-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         13-23

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                          23

Item 4.  Controls and Procedures                                     24-25

PART II. OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                                26

Item 4.  Submission of Matters to a Vote of Securities Holders       26-27

Item 6.  Exhibits and Reports on Form 8-K                              27

SIGNATURES                                                             28

CERTIFICATIONS                                                       29-32

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                December 31,     June 30,
                                                   2003            2003
                                                ------------   ------------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  1,744,695   $  1,505,408
  Accounts and notes receivable
    - trade (net of allowance for
    doubtful accounts)                            32,312,393     40,176,822
  Inventories                                     30,265,553     39,962,678
  Deferred tax asset                               2,378,000      1,871,000
  Assets of discontinued operation                      -           157,724
  Federal and state income taxes receivable             -           771,095
  Other current assets                             1,210,956        881,716
                                                ------------   ------------
           Total current assets                   67,911,597     85,326,443

PROPERTY AND EQUIPMENT, net                        2,635,057      2,964,635

COST IN EXCESS OF NET ASSETS ACQUIRED, net        14,581,358     14,581,358

NOTES RECEIVABLE - TRADE (net of allowance
  for doubtful accounts)                           2,591,455      2,807,588

OTHER ASSETS                                            -            15,850
                                                ------------   ------------
TOTAL ASSETS                                    $ 87,719,467   $105,695,874
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $    710,000   $    860,000
  Note payable - TDA Industries, Inc.              1,000,000      1,000,000
  Accounts payable                                16,950,451     31,876,367
  Due to related parties                                -           259,778
  Accrued expenses and other current
    liabilities                                    5,875,473      5,988,543
  Federal and state income taxes payable             300,300           -
                                                ------------   ------------
           Total current liabilities              24,836,224     39,984,688

LONG-TERM DEBT                                    38,131,329     42,687,892

DEFERRED TAX LIABILITY                             1,802,000      1,807,000
                                                ------------   ------------
           Total liabilities                      64,769,553     84,479,580
                                                ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.0001 par value per
    share, 10,000,000 shares authorized;
    none issued and outstanding                         -              -
  Common Stock, $.0001 par value per share,
    30,000,000 shares authorized; issued
    and outstanding - 10,255,455 shares                1,025          1,025
  Class A Non-Voting Common Stock, $.0001
    par value per share, 10,000,000 shares
    authorized; none issued and outstanding             -              -
  Additional paid-in capital                      19,360,662     19,325,064
  Retained earnings                                3,588,227      1,890,205
                                                ------------   ------------
           Total stockholders' equity             22,949,914     21,216,294
                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 87,719,467   $105,695,874
                                                ============   ============


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERTIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
----------------------------------------------------------------------------

                                                 THREE MONTHS                        SIX MONTHS
                                             2003            2002               2003             2002
                                         ------------    ------------      -------------    -------------
REVENUES                                 $ 59,573,103    $ 51,668,421      $ 131,990,959     $112,058,048

COST OF SALES                              46,048,905      38,894,813        100,661,815       84,970,676
                                         ------------    ------------      -------------    -------------
                                           13,524,198      12,773,608         31,329,144       27,087,372
                                         ------------    ------------      -------------    -------------

OPERATING EXPENSES (including
  provisions for doubtful accounts of
  $501,352, $565,532, $1,606,715 and
  $1,225,837, respectively)                12,936,708      12,640,889         27,784,470       26,277,251

DEPRECIATION AND AMORTIZATION                 220,760         195,732            449,733          534,355
                                         ------------    ------------      -------------    -------------
                                           13,157,468      12,836,621         28,234,203       26,811,606

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                  366,730         (63,013)         3,094,941          275,766
                                         ------------    ------------      -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                             113,629         115,840            267,077          165,777
  Interest expense                           (364,715)       (436,745)          (753,996)        (942,016)
                                         ------------    ------------      -------------    -------------
                                             (251,086)       (320,905)          (486,919)        (776,239)
                                         ------------    ------------      -------------    -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                  115,644        (383,918)         2,608,022         (500,473)

PROVISION (BENEFIT) FOR INCOME TAXES           40,000        (129,000)           910,000         (174,000)
                                         ------------    ------------      -------------    -------------
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS                        75,644        (254,918)         1,698,022         (326,473)

LOSS FROM DISCONTINUED OPERATION,
  NET OF INCOME TAXES                            -           (113,594)              -            (191,017)
                                         ------------    ------------      -------------    -------------
NET INCOME (LOSS) BEFORE EFFECT OF
  ACCOUNTING CHANGE                            75,644        (368,512)         1,698,022         (517,490)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF INCOME TAXES                    -               -                  -            (413,000)
                                         ------------    ------------      -------------    -------------
NET INCOME (LOSS)                        $     75,644    $   (368,512)     $   1,698,022    $    (930,490)
                                         ============    ============      =============    =============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERTIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Contd.)
----------------------------------------------------------------------------

                                                 THREE MONTHS                        SIX MONTHS
                                             2003            2002               2003             2002
                                         ------------    ------------      -------------    -------------
BASIC NET INCOME (LOSS) PER SHARE:
  Net income (loss) from continuing
    operations                           $        .01    $       (.03)     $         .17    $        (.04)
  Loss from discontinued operation             -                 (.01)            -                  (.02)
  Cumulative effect of accounting change       -               -                  -                  (.05)
                                         ------------    ------------      -------------    -------------
                                         $        .01    $       (.04)     $         .17    $        (.11)
                                         ============    ============      =============    =============

SHARES OF COMMON STOCK USED IN
  BASIC NET INCOME (LOSS) PER SHARE        10,265,455       9,055,455         10,262,085        9,055,455

DILUTED NET INCOME (LOSS) PER SHARE:
  Net income (loss) from continuing
    operations                           $        .01    $       (.03)     $         .16    $        (.04)
  Loss from discontinued operation             -                 (.01)            -                  (.02)
  Cumulative effect of accounting change       -               -                  -                  (.05)
                                         ------------    ------------      -------------    -------------
                                         $        .01    $       (.04)     $         .16    $        (.11)
                                         ============    ============      =============    =============

SHARES OF COMMON STOCK USED IN
  DILUTED NET INCOME (LOSS) PER SHARE      10,681,797       9,055,455         10,577,154        9,055,455
                                         ============    ============      =============    =============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2003
----------------------------------------------------------------------------


                                                  Class A Non-Voting                         Additional
                                Preferred Stock      Common Stock         Common Stock        Paid-In      Retained
                                Shares   Amount   Shares      Amount   Shares      Amount     Capital      Earnings      Total
                                ------   ------   ------      ------   ------      ------   -----------   ----------  -----------

BALANCE, JULY 1, 2003              -     $  -        -        $  -     10,255,455  $1,025   $19,325,064   $1,890,205  $21,216,294

  Net income                       -        -        -           -           -        -          -         1,698,022    1,698,022

  Refund of expenses related
    to private placement, net      -        -        -           -           -        -        35,598          -           35,598
                                ------   ------   ------      ------   ----------  ------   -----------   ----------  -----------
BALANCE, DECEMBER 31, 2003         -     $  -        -        $  -     10,255,455  $1,025   $19,360,662   $3,588,227  $22,949,914
                                ======   ======   ======      ======   ==========  ======   ===========   ==========  ===========


See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
----------------------------------------------------------------------------

                                                                              2003              2002
                                                                         -------------     -------------
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations                           $   1,698,022     $    (326,473)
  Loss from discontinued operation, net of income taxes                           -             (191,017)
  Cumulative effect of accounting change, net of income taxes                     -             (413,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                            449,733           549,365
      Deferred income taxes                                                   (512,000)         (271,000)
      Increase in allowance for doubtful accounts                            1,780,774           922,501
      Loss on sale of equipment                                                  1,361              -
      Changes in assets and liabilities:
        Decrease in accounts and notes receivable                            6,299,788         3,895,223
        Decrease in inventories                                              9,697,125         5,846,161
        Decrease in assets of discontinued operation                           157,724           267,768
        Increase (decrease) in other current assets                           (329,240)           78,513
        Decrease in accounts payable                                       (14,925,916)       (5,484,263)
        Decrease in accrued expenses and other current liabilities            (113,070)         (414,158)
        Increase (decrease) in federal and state income taxes                1,071,395          (262,303)
                                                                         -------------     -------------
           Net cash provided by operating activities                         5,275,696         4,197,317
                                                                         -------------     -------------

INVESTING ACTIVITIES:
  Capital expenditures                                                        (141,666)         (113,015)
  Proceeds from sales of fixed assets                                           36,000              -
  Payment of contingent consideration for the purchase of
    Masonry Supply, Inc.                                                      (259,778)             -
                                                                         -------------     -------------
           Net cash used in investing activities                              (365,444)         (113,015)
                                                                         -------------     -------------

FINANCING ACTIVITIES:
  Principal borrowings of long-term debt                                   146,007,644       120,937,907
  Principal reductions of long-term debt                                  (150,714,207)     (128,602,100)
  Increase (decrease) in additional paid-in capital                             35,598            (5,024)
                                                                         -------------     -------------
           Net cash used in financing activities                            (4,670,965)       (7,669,217)
                                                                         -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           239,287        (3,584,915)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,505,408         5,355,070
                                                                         -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   1,744,695     $   1,770,155
                                                                         =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $     753,996     $     942,016
                                                                         =============     =============

  Cash paid during the period for income taxes                           $     379,921     $      23,393
                                                                         =============     =============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------

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

Operating results for the six months ended December 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission.

Business Description - The Company is a majority-owned subsidiary
--------------------
of TDA Industries, Inc. ("TDA") and was organized on May 1, 1996, as a Delaware corporation, to acquire, integrate and operate seasoned, privately-held companies which distribute products to or manufacture products for the building supplies/construction industry.

Basis of Presentation - The Company operates in a single industry
---------------------
segment and all of its revenues are derived from sales to third party customers in the United States.

Basic Net Income (Loss) Per Share - Basic net income (loss) per
---------------------------------
share was calculated by dividing net income (loss) by the weighted average number of shares of common stock considered outstanding during the periods presented and excludes any potential dilution. Diluted net income (loss) per share was calculated similarly and includes potential dilution, unless anti-dilutive, from the exercise of common stock warrants.

Comprehensive Income (Loss) - For the six months ended December 31,
---------------------------
2003 and 2002, comprehensive income (loss) was equal to net income
(loss).

Shipping and Handling Fees and Costs - The Company includes
------------------------------------
shipping and handling charges billed to customers in revenues. The related costs associated with shipping and handling are included as a component of cost of sales.

Advertising Costs - The Company expenses advertising costs as
-----------------
incurred. The Company's advertising expenses are net of the portion of advertising costs shared with manufacturers.

Revenue Recognition - The Company recognizes revenues when the
-------------------
earnings process is complete, title is transferred to the customer, and when collectability of the fixed sales price is reasonably assured. Title transfers to the customer upon delivery to the customer's job site or upon pick up by the customer at a Company distribution center.

Stock-based Compensation - The Company applies Accounting
------------------------
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for the Company's Stock Option Plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the dates of the grants. Had compensation costs for the Company's Stock Option Plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, the Company's net income
(loss) and basic and diluted net income (loss) per share for the three-month and six-month periods ended December 31, 2003 and 2002 would have been reduced to the proforma amounts indicated below:

                                           Three Months                 Six Months
                                         2003         2002          2003            2002
                                     ----------   ----------    -----------    -----------
Net income (loss)                    $   75,644   $ (368,512)   $ 1,698,022    $  (930,490)
Compensation costs                      (17,345)     (25,849)       (34,690)       (51,698)
                                     ----------   ----------    -----------    -----------
Proforma                             $   58,299   $ (394,361)   $ 1,663,331    $  (982,188)
                                     ==========   ==========    ===========    ===========

Basic net income (loss) per share    $      .01   $     (.04)   $       .17    $      (.11)
Compensation costs                        -              -             -               -
                                     ----------   ----------    -----------    -----------
Proforma                             $      .01   $     (.04)   $       .17    $      (.11)
                                     ==========   ==========    ===========    ===========

Diluted net income (loss) per share  $      .01   $     (.04)   $       .16    $      (.11)
Compensation costs                        -              -              -              -
                                     ----------   ----------    -----------    -----------
Proforma                             $      .01   $     (.04)   $       .16    $      (.11)
                                     ==========   ==========    ===========    ===========


The Company used the Black-Scholes model with the following assumptions in the calculation of fair value: risk-free interest rate of 5.5%, expected life of three years, expected volatility of 19.72% and a dividend yield of 0%.

Reclassifications and Restatements - Certain reclassifications have
----------------------------------
been made in the prior periods' financial statements in order to conform to the classifications in the current periods.

The consolidated statements of operations and cash flows of the Company for the three and six-month periods ended December 31, 2002 have been restated for the change during the third quarter of fiscal 2003 in the adoption of Emerging Issues Task Force ("EITF") No. 02-16, effective July 1, 2002. In adopting the new guidance, the Company changed its previous method of accounting, which was consistent with generally accepted accounting principles. Under the previous accounting method, vendor allowances were treated as a reduction of cost of sales when such allowances were earned. Under the new accounting guidance, vendor allowances are considered a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold. The adoption of EITF 02-16, effective July 1, 2002, resulted, during the three-month period ended September 30, 2002, in a cumulative effect of accounting change of $413,000, net of $222,000 of income taxes, to reflect the deferral of certain allowances as a reduction of inventory cost.

2.   ACCOUNTS AND NOTES RECEIVABLE - TRADE

Accounts and notes receivable - trade are as follows:

                                   December 31,     June 30,
                                       2003           2003
                                   ------------   ------------
Accounts receivable                $ 35,629,203   $ 41,597,677
Notes receivable                      5,854,508      6,185,822
                                   ------------   ------------
                                     41,483,711     47,783,499
Allowance for doubtful accounts      (6,579,863)    (4,799,089)
                                   ------------   ------------
                                   $ 34,903,848   $ 42,984,410
                                   ============   ============

Current                            $ 32,312,393   $ 40,176,822
Long-term                             2,591,455      2,807,588
                                   ------------   ------------
                                   $ 34,903,848   $ 42,984,410
                                   ============   ============


During the fiscal year ended June 30, 2003, the Company reclassified approximately $2.8 million, net of allowance for doubtful accounts and notes receivable, from current accounts and notes receivable to long-term notes receivable. Management met with the Company's largest customers which were unable to make sufficient payments on their accounts when due or within a reasonable period of time after they became due to negotiate a formal payment schedule on terms that would enable the Company to begin collecting on past due accounts and notes receivable in amounts reasonably satisfactory to the Company. As a result, the Company accepted notes from these customers, with personal guarantees and collateral or additional collateral wherever possible. These notes bear interest at rates ranging from 6% to 18% with repayment periods ranging between 6 months and less than 10 years as of December 31, 2003. Those notes receivable with maturity dates longer than 12 months were reclassified to long-term notes receivable. Given the uncertainty associated with these notes receivable, the Company is recognizing interest income on these notes on a cash basis.

3.   NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to public entities that have interests in special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities and therefore this adoption will not have any effect on the Company's results of operations or financial position.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ended June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not used derivative instruments. Accordingly, this pronouncement currently is not applicable to the Company.

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

     * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and matures on January 21, 2005.

The credit facility contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed. The Company was in compliance with all such covenants at December 31, 2003.

The Company received a commitment letter from its lender to refinance its existing credit facility with a new $60 million credit facility for a term of five years. The commitment letter provides for interest at Libor, as defined, plus two and one-half (2.5%) percent, or at the lender's Prime Rate, as defined, plus one-half of one (1/2%) percent, with the alternative at the borrowers' election. The commitment letter also provides for certain specific financial covenants in addition to standard and affirmative and negative covenants, including the requirement that the borrowers maintain a minimum Net Worth, as defined, and a Fixed Charge Coverage Ratio, as defined. As with the existing credit facility, the new credit facility will have the Company's subsidiaries and limited partnership as the borrowers, and it will be collateralized by substantially all of the tangible and intangible assets of the borrowers and guaranteed by the Company. It presently is anticipated that the closing of the new credit facility will occur on or before February 27, 2004.

                           * * * * *

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

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

     * we may be unable to find adequate and suitable equity or debt financing when our current loan facilities mature or when otherwise needed on terms as favorable to us as our current financing or on terms that are commercially reasonable to us or at all;

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

     * the number of shares of common stock that the Company has outstanding and the number of shares of common stock used to calculate our basic and diluted earnings per share may increase and adversely affect our earnings per share calculations; and

     * there may be changes in accounting policies and practice, in internal controls and requirements, and in disclosure controls and procedures and related requirements that may be adopted by regulatory agencies as well as the related Financial Accounting Standards Board that may adversely affect our costs and operations; and we may incur costs and liabilities in adhering to Nasdaq, federal, and state regulations, rules, or laws or arising from violations or alleged violations of Nasdaq, federal, and state securities' regulations, rules, or laws.

Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in the Company's filings (including its Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

Critical Accounting Policies and Estimates
------------------------------------------

The Company's discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America and which require the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure and reported amounts of contingent assets and liabilities at the dates of the consolidated financial statements. Significant estimates which are reflected in these consolidated financial statements relate to, among other things, allowances for doubtful accounts and notes receivable, valuation of obsolete and slow-moving inventories, net realizable value of inventories, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization. On an on-going basis, the Company evaluates its estimates, assumptions and judgments, including those related to allowances for doubtful accounts and notes receivable, inventories, intangible assets, investments, other receivables, expenses, income items, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, certain receivables, allowances, income items, expenses, and contingent assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and there can be no assurance that estimates, assumptions and judgments that are made will prove to be valid in light of future conditions and developments. If such estimates, assumptions or judgments prove to be incorrect in the future, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

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

     * We test for impairment of the carrying value of goodwill annually and when indicators of impairment occur. Indicators of impairment could include, among other things, a significant change in the business climate, including a significant sustained decline in an entity's market value or operating performance indicators, sustained and increased competition, sale or disposition of a significant portion of the business, legal or other factors. In connection with the annual test for impairment, management reviews various generally accepted valuation methodologies for valuing goodwill. Management reviewed the carrying value of the goodwill on its balance sheet as of June 30, 2003 in light of the fact that the Company's stock market capitalization of our outstanding equity securities as of that date was below our total shareholders' equity (book value). Management concluded that the market price of the Company's common stock is not the best indication of the fair market value of the Company. Management believes that, with respect to the Company, the better indicator of fair market value results from the use of the discounted estimated future cash flow method, which includes an estimated terminal value component. The valuation determined by this method is based on management's estimates, and such valuation will vary if the judgments and assumptions used to estimate the related business's future revenues, gross profit margins, operating expenses, interest rates, and other factors, prove to be inaccurate. If such judgments, assumptions and estimates prove to be incorrect, then the Company's carrying value of goodwill may be overstated on the Company's balance sheet, and the Company's results of operations may not reflect the impairment charge that would have resulted if such judgments, assumptions and estimates had been correct. Any failure to write down goodwill for impairment correctly during any period could have a material adverse effect on the Company's future financial condition and results of operations, as well as cause historical statements of operations, financial condition, and cash flows to have been incorrectly stated in light of the failure to take any such write downs correctly.

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

Results of Operations
---------------------

Three Months Ended December 31, 2003
Compared to the Three Months Ended December 31, 2002
----------------------------------------------------

Revenues of the Company during the three-month period ended December 31, 2003 increased by approximately $7.9 million (15.3%) to approximately $59.6 million from approximately $51.7 million in the three-month period ended December 31, 2002. This increase may be attributed primarily to net increases in revenues of approximately $7.6 million generated from "greenfield" distribution centers opened for more than one year and approximately $1.3 million from a "storm" distribution center opened since June 2003, offset by a decrease in revenues of approximately $1 million from distribution centers that were closed. As discussed in previous filings, most of the increase in revenues from greenfield distribution centers was from storm activity that occurred last spring in certain of the Company's existing market areas. The Company continues to believe that such storm activity will continue to have a positive impact on the Company's results of operations for the fiscal year ending June 30, 2004.

Cost of sales increased between the 2003 and 2002 three-month periods at a greater rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues increased to 77.3% in the three-month period ended December 31, 2003 from 75.3% in the three-month period ended December 31, 2002, and gross profit as a percentage of revenues decreased to 22.7% in the three-month period ended December 31, 2003 from 24.7% in the three-month period ended December 31, 2002. This decline resulted from competitive pricing pressures in certain geographical market areas and a product mix in certain market areas that did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 during the three-month period ended December 31, 2002 was a decrease of $270,000 in cost of sales.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $321,000 (2.5%) between the 2003 and 2002 three-month periods presented. Of this increase, approximately $279,000 may be attributed to an increase in delivery expenses and increases in various other operating expenses. Depreciation and amortization increased by an aggregate of approximately $25,000 (12.8%) between the 2003 and 2002 three-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 22.1% in the three-month period ended December 31, 2003 compared to 24.8% in the three-month period ended December 31, 2002.

Interest income was approximately the same for both three-month periods presented.

Interest expense decreased by approximately $72,000 (16.5%) between the 2003 and 2002 three-month periods presented. This decrease is due to lower rates of interest charged on borrowings as well as a reduction of borrowings under the Company's revolving credit facility.

Six Months Ended December 31, 2003
Compared to the Six Months Ended December 31, 2002
--------------------------------------------------

Revenues of the Company during the six-month period ended December 31, 2003 increased by approximately $19.9 million (17.8%) to approximately $132 million from approximately $112.1 million in the six-month period ended December 31, 2002. This increase may be attributed primarily to increases in revenues of approximately $20.4 million generated from "greenfield" distribution centers opened for more than one year and approximately $3 million from "storm" distribution centers opened since June 30, 2003, offset by a decrease in revenues of approximately $3.5 million from a combination of distribution centers that were closed and those that have been opened for more than one year. As discussed in previous filings, most of the increase in revenues from greenfield distribution centers was from storm activity that occurred last spring in certain of the Company's existing market areas. The Company continues to believe that such storm activity will continue to have a positive impact on the Company's results of operations for the fiscal year ending June 30, 2004.

Cost of sales increased between the 2003 and 2002 six-month periods at a greater rate than the increase in revenues between these six-month periods. Accordingly, cost of sales as a percentage of revenues increased to 76.3% in the six-month period ended December 31, 2003 from 75.9% in the six-month period ended December 31, 2002, and gross profit as a percentage of revenues decreased to 23.7% in the six-month period ended December 31, 2003 from 24.1% in the six-month period ended December 31, 2002. This decline resulted from competitive pricing pressures in certain geographical market areas and a product mix in certain market areas that did not yield as high a gross profit margin as other product mixes that were achieved in other market areas. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 during the six-month period ended December 31, 2002 was a decrease of $385,000 in cost of sales.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $1.4 million (5.3%) between the 2003 and 2002 six-month periods presented. Of this increase, approximately $381,000 may be attributed to an increase in the allowance for doubtful accounts and notes receivable, approximately $787,000 to increased payroll and related costs and approximately $403,000 to an increase in delivery expenses, offset by decreases in various other operating expenses. Depreciation and amortization decreased by an aggregate of approximately $85,000 (15.8%) between the 2003 and 2002 six-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 21.4% in the six-month period ended December 31, 2003 compared to 23.9% in the six-month period ended December 31, 2002.

Interest income increased by approximately $101,000 (61.1%) between the 2003 and 2002 six-month periods presented. This increase is primarily attributable to interest collected on notes receivable.

Interest expense decreased by approximately $188,000 (20%) between the 2003 and 2002 six-month periods presented. This decrease is due to lower rates of interest charged on borrowings as well as a reduction of borrowings under the Company's revolving credit facility.

Liquidity and Capital Resources
-------------------------------

The Company's working capital was approximately $43,075,000 and $45,342,000 at December 31, 2003 and June 30, 2003, respectively.
At December 31, 2003, the Company's current ratio was 2.73 to 1 compared to 2.13 to 1 at June 30, 2003.

Net cash provided by operating activities during the six-month period ended December 31, 2003 increased by approximately $1.1 million to approximately $5.3 million from approximately $4.2 million during the six-month period ended December 31, 2002. This increase may be attributed principally to increases in net income of approximately $2.6 million, allowance for doubtful accounts of approximately $860,000 attributed to the deterioration in the aging of the Company's accounts and notes receivable, federal and state income taxes of approximately $1.3 million, decreases in accounts and notes receivable of approximately $2.4 million and inventories of approximately $3.9 million, and an increase in accrued expenses and other current liabilities of approximately $300,000, offset by decreases in depreciation and amortization of approximately $100,000, assets of discontinued operation of approximately $110,000, accounts payable of approximately $9.4 million and increases in other current assets of approximately $410,000 and deferred income taxes of approximately $240,000.

Net cash used in investing activities during the six-month period ended December 31, 2003 increased by approximately $250,000 to approximately $365,000 from approximately $113,000 during the six-month period ended December 31, 2002. This increase may be attributed to an increase of approximately $260,000 in a contingent consideration payment for an acquired company. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $330,000, of which approximately $180,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete in its market areas, and $150,000 for leasehold improvements.

Net cash used in financing activities during the six-month period ended December 31, 2003 decreased by approximately $3 million to approximately $4.7 million from approximately $7.7 million during the six-month period ended December 31, 2002. This decrease may be attributed to a decrease in the net principal repayments of long-term debt of approximately $3 million and a recovery of expenses of $50,000 relating to the May 2002 private placement of common stock and warrants offset by expenses of the February 2003 private placement of approximately $15,000.

On February 6, 2003, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James E. Helzer, the President, Chief Operating Officer, and Vice Chairman of the Board of Directors of the Company, to sell in a private placement transaction (the "Helzer Transaction") for gross proceeds to the Company of $1 million (a) 1,000,000 authorized but previously unissued shares of the Company's common stock, and (b) a warrant to purchase up to an additional 1,000,000 authorized but previously unissued shares of the Company's common stock at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance (the "Helzer Warrant"). Although the closing price for the Company's common stock at the close of business on the day before the Helzer Transaction closed was $0.81 and the Company received two separate fairness opinions indicating that the consideration received by the Company in the Helzer Transaction was fair, Mr. Helzer will be able to benefit from any appreciation in the market price of the Company's common stock. On February 4, 2004, the last reported sales price for the Company's common stock was $2.12 per share.

The Company believes that its currently available sources of liquidity will be adequate to sustain its normal operations during the twelve-month period beginning January 1, 2004, assuming the Company is able to amend its credit facility to provide for limited over advances and overlines, if required, as it has in the past, and to close on its new credit facility (see below), or to continue its existing credit facility beyond its current January 21, 2005 maturity date on terms satisfactory to it.

Credit Facilities
-----------------

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

     * Revolving Credit Loans - Libor, plus two (2%) percent or the lender's Prime Rate.

The credit facility is collateralized by substantially all of the tangible and intangible assets of the borrowers, is guaranteed by the Company and matures on January 21, 2005.

The credit facility originally contained two specific financial covenants in addition to standard affirmative and negative covenants. The specific financial covenants required that the borrowers (a) maintain minimum Adjusted Tangible Net Worth, as defined, of not less than an amount equal to 80% of the actual Net Worth, as defined, as shown on the June 30, 1999 balance sheets of the borrowers; and (b) achieve Cash Flow, as defined, of not less than $300,000 for the trailing 12-month periods ending as of each calendar quarter. The borrowers were in compliance with the Minimum Adjusted Tangible Net Worth covenant but did not meet the Cash Flow requirement as of March 31, 2003. By an amendment to the loan agreement dated as of May 12, 2003, the borrowers received a waiver, and certain terms of the loan agreement were modified. The Cash Flow financial covenant was eliminated in its entirety and replaced with a Fixed Charge Coverage Ratio, as defined; the

Applicable Inventory Sublimit, as defined, was increased to $22.5 million from $20 million through July 31, 2003; the amount of aggregate Rentals, as defined, for property and equipment under operating leases during any current or future consecutive twelve-month period was increased to $7 million from $6 million; and certain definitions were changed. The Company was in compliance with all such covenants at December 31, 2003.

The Company received a commitment letter from its lender to refinance its existing credit facility with a new $60 million credit facility for a term of five years. The commitment letter provides for interest at Libor, as defined, plus two and one-half (2.5%) percent, or at the lender's Prime Rate, as defined, plus one-half of one (1/2%) percent, with the alternative at the borrowers' election. The commitment letter also provides for certain specific financial covenants in addition to standard and affirmative and negative covenants, including the requirement that the borrowers maintain a minimum Net Worth, as defined, and a Fixed Charge Coverage Ratio, as defined. As with the existing credit facility, the new credit facility will have the Company's subsidiaries and limited partnership as the borrowers, and it will be collateralized by substantially all of the tangible and intangible assets of the borrowers and guaranteed by the Company. It presently is anticipated that the closing of the new credit facility will occur on or before February 27, 2004.

Recent Developments
-------------------

On January 26, 2004, the Company engaged the services of Morgan Joseph & Co., Inc., New York, NY, a financial advisor (the "Financial Advisor"), to assist it in analyzing and evaluating the range of strategic alternatives available to the Company, including, among other things, a possible sale or management buyout of the Company, merger and acquisition transactions, or remaining independent. The Company has appointed a special committee of independent directors (the "Special Committee") to work with, and to consider the various strategic alternatives presented by, the Financial Advisor. The Special Committee consists of Paul D. Finkelstein, who is serving as the chairman of the committee, John
A. Shulman, and George Skakel III.

Although the Company has retained the services of the Financial Advisor to assist it in evaluating strategic alternatives, the Company does not have any current understandings, arrangements, or agreements with respect to any specific transaction and has not received any offers relating to any such transactions. Furthermore, even though the Company has received, from time to time, expressions of interest regarding potential transactions, no negotiations, formal or informal, are currently taking place with respect to any such transaction.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to public entities that have interests in special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities and therefore this adoption will not have any effect on the Company's results of operations or financial position.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ended June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not used derivative instruments. Accordingly, this pronouncement currently is not applicable to the Company.

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


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk
         -----------------------------------------------------

The Company's carrying value of cash and cash equivalents, trade accounts and notes receivable, inventories, deferred tax asset, goodwill, accounts payable, accrued expenses, deferred tax liability, income taxes payable and its existing line of credit facility are a reasonable approximation of their fair value.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

The Company is currently exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. Based on the amount outstanding as of December 31, 2003, a 100 basis point change in interest rates would result in an approximate $383,000 charge to the Company's annual interest expense. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

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


Item 4.  Controls and Procedures
         -----------------------

In seeking to meet our responsibility for the reliability of our financial statements, the Company maintains a system of internal controls. This system is designed to provide management with reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. The concept of reasonable assurance recognizes that the design, monitoring and revision of internal accounting and other controls involve, among other considerations, management's judgments with respect to the relative costs and expected benefits of specific control measures. An effective system of internal controls, no matter how well designed, has inherent limitations and may not prevent or detect a material misstatement in published financial statements. Nevertheless, management believes that its system of internal controls provides reasonable assurance with respect to the reliability of its consolidated financial statements.

Our management, with the participation of our Chief Executive
Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A disclosure control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the disclosure control system's objectives will be met. Further, the design of a disclosure control system must reflect the fact that there are resource constraints, and the benefits of disclosure controls must be considered relative to their costs. Because of the inherent limitations in all disclosure control systems, no evaluation of controls can provide absolute assurance that all disclosure control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Disclosure controls and procedures also can be circumvented by the individual acts of some persons, by collision of two or more people, or by management or employee override of disclosure controls and procedures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, disclosure controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective disclosure control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any disclosure control or procedure is not being properly implemented or has become inadequate, management (a) immediately reviews such disclosure controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our disclosure controls and procedures to assure compliance with our control objectives, (b) takes immediate action to cause our disclosure controls and procedures to be strictly adhered to, (c) immediately informs all relevant managers of the requirement to adhere to such disclosure controls, as well as all relevant personnel throughout our organization, and (d) implements in our training program specific emphasis on such disclosure controls and procedures to assure compliance with such disclosure controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of disclosure controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall objectives.

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

                             * * * * *

PART II. OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities
         -------------------------------------------------

In connection with the Company's initial public offering in March 1999, the Company issued 2,875,000 redeemable common stock purchase warrants ("Warrants"). Subsequent to the closing of its initial public offering, the Company issued an additional 150,000 Warrants. Each Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50 per share until March 12, 2004.

On December 19, 2003, the Board of Directors of the Company authorized the Company's management to extend the exercise period of the Warrants in its sole discretion, and the Company's management intends to extend the exercise period of the Warrants from March 12, 2004 to September 12, 2004. All other terms regarding the Warrants, including the exercise price, will remain the same.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The following matters were submitted to a vote of the Company's security holders at the Company's annual meeting on January 29, 2004:

1. To elect three Class I Directors to serve on the Board of Directors of the Company for a term of three years and until their successors have been duly elected and qualified. The following individuals were nominated for election as Class I Directors of the Company with terms expiring at the 2006 annual meeting of the Company's stockholders:

                                          Number of Shares
                                 ----------------------------------
Nominee                             For        Against     Withheld
-------                          ---------     -------     --------
Douglas P. Fields                9,938,812       -0-        150,232
Steven R. Andrews, Esq.          9,938,812       -0-        150,232
John A. Shulman                  9,938,812       -0-        150,232

     Of the total of 10,255,455 shares of common stock eligible to vote, there were 10,089,044 shares present in person or by proxy. The above-named Class I Directors were elected by a plurality vote with the results for each noted above.
     The following directors' terms of office as directors continued after the annual meeting:

Class II Directors:        Term Expires
------------------         ------------

Paul D. Finkelstein        2004 Annual Meeting of Stockholders
George Skakel III          2004 Annual Meeting of Stockholders

Class III Directors:       Term Expires
-------------------        ------------

Frederick M. Friedman      2005 Annual Meeting of Stockholders
James E. Helzer            2005 Annual Meeting of Stockholders
John E. Smircina, Esq.     2005 Annual Meeting of Stockholders

2. To consider and vote on the approval of (a) the exercise of a warrant issued by the Company pursuant to a private placement sale of its securities to James E. Helzer (the "Warrant") to the extent that it is exercised to purchase in excess of 811,090 shares of the Company's common stock (up to the maximum 1,000,000 shares subject to such Warrant), and (b) the application of certain anti-dilution adjustments to the exercise price of the Warrant in the event that the Company enters into certain future transactions at prices below the Warrant exercise price to the extent that such adjustments would cause the exercise price of the Warrant to fall below $0.875 per share (the "Helzer Proposal").

     Of the total of 10,255,455 shares of common stock eligible to vote, there were 10,089,044 shares present in person or by proxy, with 7,230,811 shares voting for the Helzer Proposal, 331,790 shares voting against the Helzer Proposal, 7,100 shares abstaining from voting, and 2,519,343 broker non-votes.


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

                                       EAGLE SUPPLY GROUP, INC.




Dated: February 17, 2004               By: /s/ Douglas P. Fields
                                          ----------------------------
                                          Douglas P. Fields, Chairman
                                            of the Board of Directors,
                                            Chief Executive Officer
                                            and a Director (Principal
                                            Executive Officer)





Dated: February 17, 2004               By: /s/ Frederick M. Friedman
                                          ----------------------------
                                          Frederick M. Friedman,
                                            Executive Vice President,
                                            Treasurer, Secretary and a
                                            Director (Principal
                                            Financial and Accounting
                                            Officer)