Form 10-Q
period 2004-03-31
EAGLE SUPPLY GROUP INC
filed 2004-05-17
CIK 1016959

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2004
                                       --------------

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the transition period from _______________ to _______________

                Commission File Number:   1-14904
                                       -------------

                         EAGLE SUPPLY GROUP, INC.
-------------------------------------------------------------------------
         Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        13-3889248
-------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

122 East 42nd Street, Suite 1618,  New York, New York        10168
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

Yes  [ ]         No  [X]


The number of shares outstanding of the Registrant's Common Stock, as of May 12, 2004, was 10,265,455 shares.

                      EAGLE SUPPLY GROUP, INC.

                         INDEX TO FORM 10-Q

                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets as of March 31, 2004
  (Unaudited) and June 30, 2003                                      3

Consolidated Statements of Operations (Unaudited)
  for the Three Months and Nine Months Ended
  March 31, 2004 and 2003                                           4-5

Consolidated Statement of Stockholders' Equity
  (Unaudited) for the Nine Months Ended March 31, 2004               6

Consolidated Statements of Cash Flows (Unaudited) for
  the Nine Months Ended March 31, 2004 and 2003                      7

Notes to Unaudited Consolidated Financial Statements                8-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            12-21

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                        21-22

Item 4.   Controls and Procedures                                  22-23

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities                      24

Item 6.   Exhibits and Reports on Form 8-K                           24

SIGNATURES                                                           25

CERTIFICATIONS                                                     26-29

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                   March 31,       June 30,
                                                     2004            2003
                                                  (Unaudited)
                                                  -------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                       $     393,751  $  1,505,408
  Accounts and notes receivable
     - trade (net of allowance for
       doubtful accounts)                            32,718,006    40,176,822
  Inventories                                        38,062,627    39,962,678
  Deferred tax asset                                  2,528,000     1,871,000
  Assets of discontinued operation                         -          157,724
  Federal and state income taxes receivable               9,626       771,095
  Other current assets                                  802,425       881,716
                                                  -------------  ------------
           Total current assets                      74,514,435    85,326,443

PROPERTY AND EQUIPMENT, net                           2,464,773     2,964,635

COST IN EXCESS OF NET ASSETS ACQUIRED                14,581,358    14,581,358

NOTES RECEIVABLE - TRADE (net of allowance
  for doubtful accounts)                              2,740,029     2,807,588

OTHER ASSETS                                            457,478        15,850
                                                  -------------  ------------

TOTAL ASSETS                                      $  94,758,073  $105,695,874
                                                  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt               $     710,000  $    860,000
  Note payable - TDA Industries, Inc.                 1,000,000     1,000,000
  Accounts payable                                   26,714,334    31,876,367
  Due to related parties                                   -          259,778
  Accrued expenses and other current
    liabilities                                       5,033,360     5,988,543
                                                  -------------  ------------

           Total current liabilities                 33,457,694    39,984,688

LONG-TERM DEBT                                       36,835,493    42,687,892

DEFERRED TAX LIABILITY                                1,890,000     1,807,000
                                                  -------------  ------------

           Total liabilities                         72,183,187    84,479,580
                                                  -------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.0001 par value per
    share, 10,000,000 shares authorized;
    none issued and outstanding                            -             -
  Common Stock, $.0001 par value per share,
    30,000,000 shares authorized; issued and
    outstanding - March 31, 2004 - 10,265,455
    shares; June 30, 2003 - 10,255,455 shares             1,026         1,025
  Class A Non-Voting Common Stock, $.0001 par
    value per share, 10,000,000 shares
    authorized; none issued and outstanding                -             -
  Additional paid-in capital                         19,370,111    19,325,064
  Retained earnings                                   3,203,749     1,890,205
                                                  -------------  ------------

           Total stockholders' equity                22,574,886    21,216,294
                                                  -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  94,758,073  $105,695,874
                                                  =============  ============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
-----------------------------------------------------------------------------

                                                    THREE MONTHS                     NINE MONTHS
                                                2004            2003             2004           2003
                                           -------------   -------------    -------------  -------------

REVENUES                                   $  50,498,762   $  44,410,764    $ 182,489,721  $ 156,468,812

COST OF SALES                                 38,226,242      34,288,889      138,888,057    119,259,565
                                           -------------   -------------    -------------  -------------
                                              12,272,520      10,121,875       43,601,664     37,209,247
                                           -------------   -------------    -------------  -------------

OPERATING EXPENSES (including provisions
  for doubtful accounts of $492,223,
  $1,484,410, $2,098,938 and $2,710,247,
  respectively)                               12,341,694      13,343,141       40,126,164     39,620,392

DEPRECIATION AND AMORTIZATION                    208,666         246,528          658,399        780,883
                                           -------------   -------------    -------------  -------------
                                              12,550,360      13,589,669       40,784,563     40,401,275
                                           -------------   -------------    -------------  -------------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS                                    (277,840)     (3,467,794)       2,817,101     (3,192,028)
                                           -------------   -------------    -------------  -------------

OTHER INCOME (EXPENSE):
  Interest income                                 88,591          91,712          355,668        257,489
  Interest expense                              (360,229)       (340,414)      (1,114,225)    (1,282,430)
                                           -------------   -------------    -------------  -------------

                                                (271,638)       (248,702)        (758,557)    (1,024,941)
                                           -------------   -------------    -------------  -------------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                    (549,478)     (3,716,496)       2,058,544     (4,216,969)

(BENEFIT) PROVISION FOR INCOME TAXES            (165,000)     (1,326,000)         745,000     (1,500,000)
                                           -------------   -------------    -------------  -------------

NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS                         (384,478)     (2,390,496)       1,313,544     (2,716,969)

LOSS FROM DISCONTINUED OPERATION,
  NET OF INCOME TAXES                               -               -                -          (191,017)
                                           -------------   -------------    -------------  -------------

NET (LOSS) INCOME BEFORE EFFECT OF
  ACCOUNTING CHANGE                             (384,478)     (2,390,496)       1,313,544     (2,907,986)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF INCOME TAXES                       -               -                -          (413,000)
                                           -------------   -------------    -------------  -------------

NET (LOSS) INCOME                          $    (384,478)  $  (2,390,496)   $   1,313,544  $  (3,320,986)
                                           =============   =============    =============  =============





See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (Cont'd)
-----------------------------------------------------------------------------

                                                    THREE MONTHS                     NINE MONTHS
                                                2004            2003             2004           2003
                                           -------------   -------------    -------------  -------------
BASIC NET (LOSS) INCOME PER SHARE:
  Net (loss) income from continuing
    operations                             $        (.04)  $        (.25)   $         .13  $        (.29)
  Loss from discontinued operation                 -               -               -                (.02)
  Cumulative effect of accounting change           -               -               -                (.05)
                                           -------------   -------------    -------------  -------------
                                           $        (.04)  $        (.25)   $         .13  $        (.36)
                                           =============   =============    =============  =============

SHARES OF COMMON STOCK USED IN
  BASIC NET (LOSS) INCOME PER SHARE           10,265,455       9,644,344       10,262,110      9,248,886
                                           =============   =============    =============  =============

DILUTED NET (LOSS) INCOME PER SHARE:
  Net (loss) income from continuing
    operations                             $        (.04)  $        (.25)   $         .12  $        (.29)
  Loss from discontinued operation                 -               -               -                (.02)
  Cumulative effect of accounting change           -               -               -                (.05)
                                           -------------   -------------    -------------  -------------
                                           $        (.04)  $        (.25)   $         .12  $        (.36)
                                           =============   =============    =============  =============

SHARES OF COMMON STOCK USED IN
  DILUTED NET (LOSS) INCOME PER SHARE         10,265,455       9,644,344       10,577,178      9,248,886
                                           =============   =============    =============  =============



See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2004
-----------------------------------------------------------------------------

                                                   Class A Non-Voting                         Additional
                               Preferred Stock        Common Stock            Common Stock      Paid-In     Retained
                              Shares      Amount   Shares       Amount     Shares    Amount     Capital     Earnings       Total
                              ------      ------   ------       ------   ----------  ------   -----------  ----------   -----------
BALANCE, JULY 1, 2003            -        $  -        -         $  -     10,255,455  $1,025   $19,325,064  $1,890,205   $21,216,294

Net income                       -           -        -            -           -       -             -      1,313,544     1,313,544

Issuance of Common Stock for
  services                       -           -        -            -         10,000       1         9,449        -            9,450

Refund of expenses related to
  private placement, net         -           -        -            -            -      -           35,598        -           35,598
                              ------      ------   ------       ------   ----------  ------   -----------   ----------  -----------
BALANCE, MARCH 31, 2004          -        $  -        -         $  -     10,265,455  $1,026   $19,370,111   $3,203,749  $22,574,886
                              ======      ======   ======       ======   ==========  ======   ===========










See notes to unaudited consolidated financial statements.

EAGLE SUPPLY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
-----------------------------------------------------------------------------


                                                            2004          2003
                                                       -------------  ------------

OPERATING ACTIVITIES:
  Net income (loss) from continuing operations         $   1,313,544  $ (2,716,969)
  Loss from discontinued operation, net of
    income taxes                                                -         (191,017)
  Cumulative effect of accounting change,
    net of income taxes                                         -         (413,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                          658,399       795,937
      Deferred income taxes                                 (574,000)     (664,000)
      Increase in allowance for doubtful accounts          2,201,817     2,398,319
      Loss on sale of equipment                                1,361          -
      Changes in assets and liabilities:
        Decrease in accounts and notes receivable          5,324,558     4,989,571
        Decrease (increase) in inventories                 1,900,051    (3,314,660)
        Decrease in assets of discontinued operation         157,724     1,465,923
        Decrease in other current assets                      79,291        36,749
        (Decrease) increase in accounts payable           (5,162,033)    1,267,761
        Decrease in accrued expenses and other
          current liabilities                               (955,183)   (1,485,715)
        Increase (decrease) in federal and state
          income taxes                                       761,469    (1,190,073)
                                                       -------------  ------------
           Net cash provided by operating activities       5,706,998       978,826
                                                       -------------  ------------

INVESTING ACTIVITIES:
  Capital expenditures                                      (180,048)      (46,879)
  Proceeds from sales of fixed assets                         36,000          -
  Payment of contingent consideration for
    the purchase of Masonry Supply, Inc.                    (259,778)         -
                                                       -------------  ------------

           Net cash used in investing activities            (403,826)      (46,879)
                                                       -------------  ------------

FINANCING ACTIVITIES:
  Principal borrowings of long-term debt                 200,045,897   172,901,330
  Principal reductions of long-term debt                (206,048,296) (179,693,736)
  Proceeds from private placement, net of
    related expenses                                            -          963,280
  Increase from issuance of Common Stock for services          9,450          -
  Increase in deferred financing costs                      (457,478)         -
  Increase in additional paid-in capital                      35,598          -
                                                       -------------  ------------
           Net cash used in financing activities          (6,414,829)   (5,829,126)
                                                       -------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,111,657)   (4,680,512)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,505,408     5,355,070
                                                       -------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $     393,751  $    674,558
                                                       =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $   1,114,225  $  1,282,430
                                                       =============  ============

  Cash paid during the period for income taxes         $     594,016  $     29,548
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

Operating results for the nine months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission.

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

Basic Net Income (Loss) Per Share - Basic net income (loss) per
---------------------------------
share was calculated by dividing net income (loss) by the weighted average number of shares of common stock considered outstanding during the periods presented and excludes any potential dilution. Diluted net income (loss) per share was calculated similarly and includes potential dilution, unless anti-dilutive, from the exercise of common stock warrants and options.

Comprehensive Income (Loss) - For the three and nine months ended
---------------------------
March 31, 2004 and 2003, comprehensive income (loss) was equal to net income (loss).

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

Stock-Based Compensation - The Company applies Accounting
------------------------
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for the Company's Stock Option Plan, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the dates of the grants. Had compensation costs for the Company's Stock Option Plan been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, the Company's net income (loss) and basic and diluted net income (loss) per share for the three-month and nine-month periods ended March 31, 2004 and 2003 would have been reduced to the proforma amounts indicated below:


                                              Three Months                    Nine Months
                                          2004            2003            2004            2003
                                      ------------   -------------   -------------   -------------

Net (loss) income                     $   (384,478)  $  (2,390,496)  $   1,313,544   $  (3,320,986)
Compensation costs                      (17,344.50)        (25,849)        (52,035)        (77,547)
                                      ------------   -------------   -------------   -------------
Proforma                              $   (401,823)  $  (2,416,345)  $   1,261,509   $  (3,398,533)
                                      ============   =============   =============   =============

Basic net (loss) income per share     $       (.04)  $        (.25)  $         .12   $        (.36)
Compensation costs                          -               -               -                 (.01)
                                      ------------   -------------   -------------   -------------
Proforma                              $       (.04)  $        (.25)  $         .12   $        (.37)
                                      ============   =============   =============   =============

Diluted net (loss) income per share   $       (.04)  $        (.25)  $         .12   $        (.36)
Compensation costs                          -               -               -                 (.01)
                                      ------------   -------------   -------------   -------------
Proforma                              $       (.04)  $        (.25)  $         .12   $        (.37)
                                      ============   =============   =============   =============


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

2.  ACCOUNTS AND NOTES RECEIVABLE - TRADE

Accounts and notes receivable - trade are as follows:

                                    March 31,       June 30,
                                      2004            2003
                                 ------------     ------------

Accounts receivable              $ 35,498,047     $ 41,597,677
Notes receivable                    6,960,894        6,185,822
                                 ------------     ------------
                                   42,458,941       47,783,499
Allowance for doubtful accounts    (7,000,906)      (4,799,089)
                                 ------------     ------------
                                 $ 35,458,035     $ 42,984,410
                                 ============     ============

Current                          $ 32,718,006     $ 40,176,822
Long-term                           2,740,029        2,807,588
                                 ------------     ------------
                                 $ 35,458,035     $ 42,984,410
                                 ============     ============

During the three-month period ended March 31, 2004 and the fiscal year ended June 30, 2003, the Company reclassified approximately $1.1 million and $2.8 million, respectively, net of allowance for doubtful accounts and notes receivable, from current accounts and notes receivable to long-term notes receivable. Management met with the Company's largest customers which were unable to make sufficient payments on their accounts when due or within a reasonable period of time after they became due to negotiate a formal payment schedule on terms that would enable the Company to begin collecting on past due accounts and notes receivable in amounts reasonably satisfactory to the Company. As a result, the Company accepted notes from these customers, with personal guarantees and collateral or additional collateral wherever possible. These notes bear interest at rates ranging from 6% to 18% with repayment periods ranging between 6 months and less than 10 years as of March 31, 2004. Those notes receivable with maturity dates longer than 12 months were reclassified to long-term notes receivable. Given the uncertainty associated with these notes receivable, the Company is recognizing interest income on these notes on a cash basis.

3.  NEW ACCOUNTING STANDARDS

In March 2003, the Emerging Issues Task Force ("EITF") issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition guidance, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ended June 30, 2003.

4.  LONG-TERM DEBT

On March 10, 2004, Eagle Supply Group, Inc. ("Eagle") completed a refinancing of its existing credit facility by entering into the Second Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its current lender, Fleet Capital Corporation, and a new lender, General Electric Capital Corporation, with its subsidiaries and limited partnership as the borrowers.

The Amended Loan Agreement provides for an increased credit facility in the aggregate amount of $60,000,000. This credit facility was initially comprised of (a) a $59,296,100 sixty-month senior secured formula-based revolving credit facility and (b) a $703,900 ten-month term loan. As the term loan is reduced, the amount available under the revolving credit facility increases by a like amount. The revolving credit facility bears interest, at the borrowers' election, at either LIBOR plus two and one-half percent (2.5%) or Fleet National Bank's prime rate plus one-half percent (0.5%). The term loan bears interest, at the borrowers' election, at either LIBOR plus two and one-half percent (2.5%) or Fleet National Bank's prime rate plus one-half percent (0.5%).
The credit facility, which matures on March 9, 2009, is collateralized by substantially all of the tangible and intangible assets of the Company and is guaranteed by Eagle. In addition to the standard affirmative and negative covenants typically contained in similar credit facilities, the Amended Loan Agreement contains four specific financial covenants that require the borrowers to:

  * maintain a Net Worth (as defined in the Amended Loan Agreement) of not less than (i) $8,500,000 at each quarter end from March 31, 2004 through March 31, 2005, (ii) $8,500,000 plus 25% of positive net income for each quarter being tested on a cumulative basis at each quarter end from June 30, 2005 through March 31, 2006, and (iii) an amount equal to the previously required amount for the immediately preceding quarter plus 50% of the positive net income for each quarter being tested on a cumulative basis at each quarter end after March 31, 2006;

  *    maintain a Fixed Charge Coverage Ratio (as defined in the
       Amended Loan Agreement) of not less than 1.10 to 1.00, to be tested monthly on a trailing twelve-month basis;

  *    maintain a Bad Debt Reserve Ratio (as defined in the
       Amended Loan Agreement) of not less than 0.55 to 1.00, to be tested monthly; and

  * refrain from making payments to (i) Eagle for management expenses in excess of $2,100,000 in any twelve-month period or $175,000 in any one month, (ii) Eagle for interest expenses in excess of $648,000 in any twelve-month period or $54,000 in any one month, and (iii) TDA for interest expenses in excess of $87,600 in any twelve-month period or $7,300 in any one month.

The Company was in compliance with all such covenants at March 31, 2004.


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

These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance, or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

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

   * we may be unable to collect our accounts or notes receivables when due and payable, within a reasonable period of time after they become due and payable, or at all;

   * certain of our distribution centers may experience losses, and, if management decides to close or sell such distribution centers, we may incur additional losses in connection with such closure or sale;

   * there may be significant increases in competitive pressures in our major market areas;

   * weather conditions in our market areas may adversely affect our business;

   * there may be interruptions or cancellations of sources of supply of products that we distribute, significant increases in the costs of such products, or changes in the terms of purchase that may not be favorable to us or changes in policies of our vendors that may not be favorable to us;

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

   * the number of shares of common stock that the Company has outstanding and the number of shares of common stock used to calculate our basic and diluted earnings per share may increase and adversely affect our earnings per share calculations and our reported results; and

   * there may be changes in accounting policies and practice, in internal controls and requirements, and in disclosure controls and procedures and related requirements that may be adopted by regulatory agencies as well as the Financial Accounting Standards Board that may adversely affect our costs and operations; and we may incur costs and liabilities in adhering to Nasdaq, federal, and state regulations, rules, or laws or arising from violations or alleged violations of Nasdaq, federal, and state securities' regulations, rules, or laws.

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

The Company believes the following critical accounting policies are based upon its more significant estimates and judgments used in the preparation of its consolidated financial statements:

   * We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the failure of our customers to make payments when due or within a reasonable period of time thereafter. Although many factors can affect the failure of customers to make required payments when due, one of the most unpredictable is weather, which can have a positive as well as negative impact on the Company's customers. For example, severe or catastrophic weather conditions, such as hail storms or hurricanes, will generally increase the level of activity of our customers, thus enhancing their ability to make required payments. On the other hand, for example, weather conditions such as heavy rain or snow or ice storms will generally preclude customers from installing the Company's products on job sites and collecting from their own customers, which conditions could result in the inability of the Company's customers to make payments when due. The allowance for doubtful accounts and notes receivable is intended to adjust the value of our accounts and notes receivable for possible credit losses as of the balance sheet date in accordance with generally accepted accounting principles. Calculating such allowances involves significant judgment. We estimate our allowance for doubtful accounts and notes receivable by applying estimated loss percentages against our aging of accounts receivables and based on our estimate of the credit worthiness of the customers from which the notes are payable. Changes to such allowances may be required if the financial condition of our customers deteriorates or improves or if we adjust our credit standards, thereby resulting in reserve or write-off patterns that differ from historical experience. Misjudgments by the Company in estimating our allowance for doubtful accounts and notes receivable could have a material adverse affect on the Company's financial condition, results of operations, and cash flow.

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

                              * * * * *

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2004.

Results of Operations

Three Months Ended March 31, 2004
Compared to the Three Months Ended March 31, 2003

Revenues of the Company during the three-month period ended March 31, 2004 increased by approximately $6.1 million (13.7%) to approximately $50.5 million from approximately $44.4 million in the three-month period ended March 31, 2003. This increase may be attributed primarily to net increases in revenues of approximately $5.5 million generated from "greenfield" distribution centers opened for more than one year and approximately $1.4 million from "storm" distribution centers opened since June 2003, offset by a decrease in revenues of approximately $800,000 from distribution centers that were closed. As discussed in previous filings, a portion of the increase in revenues from greenfield distribution centers was from storm activity that occurred last spring in certain of the Company's existing market areas. The Company believes that such storm activity will continue to have a positive impact on the Company's results of operations for the fiscal year ending June 30, 2004.

Cost of sales increased between the 2004 and 2003 three-month periods at a lesser rate than the increase in revenues between these three-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 75.7% in the three-month period ended March 31, 2004 from 77.2% in the three-month period ended March 31, 2003, and gross profit as a percentage of revenues increased to 24.3% in the three-month period ended March 31, 2004 from 22.8% in the three-month period ended March 31, 2003. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 during the three-month period ended March 31, 2003 was an increase of $405,000 in cost of sales.

Operating expenses (including non-cash charges for depreciation and amortization) decreased by approximately $1 million (7.6%) between the 2004 and 2003 three-month periods presented. This decrease may be attributed to a decrease in the provision for doubtful accounts and notes receivable of approximately $1 million. Depreciation and amortization decreased by an aggregate of approximately $38,000 (15.4%) between the 2004 and 2003 three-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 24.9% in the three-month period ended March 31, 2004 compared to 30.6% in the three-month period ended March 31, 2003.

Interest income and interest expense were approximately the same for both three-month periods presented.

Nine Months Ended March 31, 2004
Compared to the Nine Months Ended March 31, 2003
------------------------------------------------

Revenues of the Company during the nine-month period ended March 31, 2004 increased by approximately $26 million (16.6%) to approximately $182 million from approximately $156 million in the nine-month period ended March 31, 2003. This increase may be attributed primarily to increases in revenues of approximately $25.8 million generated from "greenfield" distribution centers opened for more than one year and approximately $4.5 million from "storm" distribution centers opened since June 30, 2003, offset by a decrease in revenues of approximately $4.3 million from a combination of distribution centers that were closed and those that have been opened for more than one year. As discussed in previous filings, most of the increase in revenues from greenfield distribution centers was from storm activity that occurred last spring in certain of the Company's existing market areas. The Company believes that last spring's storm activity will continue to have a positive impact on the Company's results of operations for the fiscal year ending June 30, 2004.

Cost of sales increased between the 2004 and 2003 nine-month periods at a lesser rate than the increase in revenues between these nine-month periods. Accordingly, cost of sales as a percentage of revenues decreased to 76.1% in the nine-month period ended March 31, 2004 from 76.2% in the nine-month period ended March 31, 2003, and gross profit as a percentage of revenues increased to 23.9% in the nine-month period ended March 31, 2004 from 23.8% in the nine-month period ended March 31, 2003. As stated in Note 3 to the unaudited consolidated financial statements, the Company adopted EITF 02-16, effective July 1, 2002. The impact of the accounting change resulting from the adoption of EITF 02-16 for the nine-month period ended March 31, 2003 was an increase of $20,000 in cost of sales.

Operating expenses (including non-cash charges for depreciation and amortization) increased by approximately $400,000 (1%) between the 2004 and 2003 nine-month periods presented. Of this increase, approximately $900,000 may be attributed to an increase in the operating expenses of new distribution centers and net increases in various other operating expenses, offset by a decrease in the provision for doubtful accounts and notes receivable of approximately $600,000. Depreciation and amortization decreased by an aggregate of approximately $120,000 (15.7%) between the 2004 and 2003 nine-month periods. Operating expenses (including depreciation and amortization) as a percentage of revenues were 22.3% in the nine-month period ended March 31, 2004 compared to 25.8% in the nine-month period ended March 31, 2003.

Interest income increased by approximately $98,000 (38.1%) between the 2004 and 2003 nine-month periods presented. This increase is primarily attributable to interest collected on notes receivable.

Interest expense decreased by approximately $168,000 (13.1%) between the 2004 and 2003 nine-month periods presented. This decrease is due to lower rates of interest charged on borrowings as well as a reduction of borrowings under the Company's revolving credit facility.

Liquidity and Capital Resources
-------------------------------

The Company's working capital was approximately $41,057,000 and $45,342,000 at March 31, 2004 and June 30, 2003, respectively. At March 31, 2004, the Company's current ratio was 2.23 to 1 compared to 2.13 to 1 at June 30, 2003.

Net cash provided by operating activities during the nine-month period ended March 31, 2004 increased by approximately $4.7 million to approximately $5.7 million from approximately $1 million during the nine-month period ended March 31, 2003. This increase may be attributed principally to an improvement in net income (compared to a prior period net loss) of approximately $4.6 million, increases in accrued expenses and other current liabilities of approximately $530,000, federal and state income taxes of approximately $2 million, and deferred income taxes of approximately $90,000, and decreases in accounts and notes receivable of approximately $330,000, inventories of approximately $5.2 million, and other current assets of approximately $40,000, offset by decreases in accounts payable of approximately $6.4 million, the allowance for doubtful accounts of approximately $200,000, depreciation and amortization of approximately $140,000, and net assets of a discontinued operation of approximately $1.3 million..

Net cash used in investing activities during the nine-month period ended March 31, 2004 increased by approximately $357,000 to approximately $404,000 from approximately $47,000 during the nine-month period ended March 31, 2003. This increase may be attributed to approximately $260,000 in a contingent consideration payment for an acquired company and capital expenditures of approximately $97,000. Management of the Company presently anticipates capital expenditures in the next twelve months of not less than $960,000, of which approximately $530,000 is anticipated to be financed, for the purchase of trucks and forklifts for the Company's currently existing operations in anticipation of increased business and to upgrade its vehicles and upgrade and maintain its facilities to compete in its market areas, and $325,000 for leasehold improvements.

Net cash used in financing activities during the nine-month period ended March 31, 2004 increased by approximately $580,000 to approximately $6.4 million from approximately $5.8 million during the nine-month period ended March 31, 2003. This increase may be attributed to a private placement of common stock and warrants, net of expenses, of approximately $920,000 in 2003 that did not recur in 2004 and an increase in deferred financing costs of approximately $450,000 related to the Company's refinancing of its credit facility, offset by a decrease in the net principal reductions of long-term debt of approximately $790,000.

On February 6, 2003, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with James E. Helzer, the President, Chief Operating Officer, and Vice Chairman of the Board of Directors of the Company, to sell in a private placement transaction (the "Helzer Transaction") for gross proceeds to the Company of $1 million (a) 1,000,000 authorized but previously unissued shares of the Company's common stock, and (b) a warrant to purchase up to an additional 1,000,000 authorized but previously unissued shares of the Company's common stock at an exercise price of $1.50 per share exercisable for 5 years from the date of issuance (the "Helzer Warrant"). Although the closing price for the Company's common stock at the close of business on the day before the Helzer Transaction closed was $0.81 and the Company received two separate fairness opinions indicating that the consideration received by the Company in the Helzer Transaction was fair, Mr. Helzer will be able to benefit from any appreciation in the market price of the Company's common stock. On May 7, 2004, the last reported sales price for the Company's common stock was $2.20 per share.

The Company believes that its currently available sources of liquidity will be adequate to sustain its normal operations during the twelve-month period beginning April 1, 2004.

Credit Facilities
-----------------

On March 10, 2004, Eagle Supply Group, Inc. ("Eagle") completed a refinancing of its existing credit facility by entering into the Second Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its current lender, Fleet Capital Corporation, and a new lender, General Electric Capital Corporation, with its subsidiaries and limited partnership as the borrowers.

The Amended Loan Agreement provides for an increased credit facility in the aggregate amount of $60,000,000. This credit facility was initially comprised of (a) a $59,296,100 sixty-month senior secured formula-based revolving credit facility and (b) a $703,900 ten-month term loan. As the term loan is reduced, the amount available under the revolving credit facility increases by a like amount. The revolving credit facility bears interest, at the borrowers' election, at either LIBOR plus two and one-half percent (2.5%) or Fleet National Bank's prime rate plus one-half percent (0.5%). The term loan bears interest, at the borrowers' election, at either LIBOR plus two and one-half percent (2.5%) or Fleet National Bank's prime rate plus one-half percent (0.5%).

The credit facility, which matures on March 9, 2009, is collateralized by substantially all of the tangible and intangible assets of the Company and is guaranteed by Eagle. In addition to the standard affirmative and negative covenants typically contained in similar credit facilities, the Amended Loan Agreement contains four specific financial covenants that require the borrowers to:

   * maintain a Net Worth (as defined in the Amended Loan Agreement) of not less than (i) $8,500,000 at each quarter end from March 31, 2004 through March 31, 2005, (ii) $8,500,000 plus 25% of positive net income for each quarter being tested on a cumulative basis at each quarter end from June 30, 2005 through March 31, 2006, and (iii) an amount equal to the previously required amount for the immediately preceding quarter plus 50% of the positive net income for each quarter being tested on a cumulative basis at each quarter end after March 31, 2006;

   *    maintain a Fixed Charge Coverage Ratio (as defined in the
        Amended Loan Agreement) of not less than 1.10 to 1.00, to be tested monthly on a trailing twelve-month basis;

   *    maintain a Bad Debt Reserve Ratio (as defined in the
        Amended Loan Agreement) of not less than 0.55 to 1.00, to be tested monthly; and

   * refrain from making payments to (i) Eagle for management expenses in excess of $2,100,000 in any twelve-month period or $175,000 in any one month, (ii) Eagle for interest expenses in excess of $648,000 in any twelve-month period or $54,000 in any one month, and (iii) TDA for interest expenses in excess of $87,600 in any twelve-month period or $7,300 in any one month.

The Company was in compliance with all such covenants at March 31, 2004.

Recent Developments
-------------------

Business Strategy - As discussed in previous filings, the Company
-----------------
engaged the services of Morgan Joseph & Co., Inc., New York, NY, a financial advisor (the "Financial Advisor"), to assist it in analyzing and evaluating the range of strategic alternatives available to the Company, including, among other things, a possible sale or management buyout of the Company, merger and acquisition transactions, or remaining independent. The Company has appointed a special committee of independent directors (the "Special Committee") to work with, and to consider the various strategic alternatives presented by, the Financial Advisor. The Special Committee consists of Paul D. Finkelstein, who is serving as the chairman of the Special Committee, John A. Shulman, and George Skakel III. Currently, the Financial Advisor and the Special Committee are focused on evaluating a possible sale of the Company. However, presently there are no agreements, arrangements, or understandings with respect to any such transaction and there is no assurance that any sale or other transaction will take place.

New Accounting Pronouncements
-----------------------------

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances EITF No. 02-16. The EITF decision to allow retroactive application was made by the task force on March 20, 2003. As a result of the EITF change to its transition guidance, the Company has adopted the new guidance on a retroactive basis to July 1, 2002, the beginning of its fiscal year ended June 30, 2003.

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

The Company is currently exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. Based on the amount outstanding as of March 31, 2004, a 100 basis point change in interest rates would result in an approximate $364,000 charge to the Company's annual interest expense. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.

The Company's business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers' inability to make required payments, changes in terms of purchase of supplies from our vendors, changes in business conditions in our industry, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. The Company's future results could be materially and adversely impacted by changes in these or other factors. (See also "Risk Factors" in the Company's filings with the Securities and Exchange Commission (including its Forms 10-K and registration statements) for a description of some, but not all, risks, uncertainties and contingencies.)

There have been no material changes in the Company's market risk since June 30, 2003. For information regarding the Company's market risk, please refer to the Company's Annual Report on Form
10-K for the fiscal year ended June 30, 2003.

Item 4.  Controls and Procedures
         -----------------------

In seeking to meet our responsibility for the reliability of our financial statements, the Company maintains a system of internal controls. This system is designed to provide management with reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and the preparation of reports that we are required to file with regulatory authorities. The concept of reasonable assurance recognizes that the design, monitoring and revision of internal accounting and other controls involve, among other considerations, management's judgments with respect to the relative costs and expected benefits of specific control measures. An effective system of internal controls, no matter how well designed, has inherent limitations and may not prevent or detect a material misstatement in published financial statements. Nevertheless, management believes that its system of internal controls provides reasonable assurance with respect to the reliability of its consolidated financial statements.

Our management, with the participation of our Chief Executive
Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A disclosure control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the disclosure control system's objectives will be met. Further, the design of a disclosure control system must reflect the fact that there are resource constraints, and the benefits of disclosure controls must be considered relative to their costs. Because of the inherent limitations in all disclosure control systems, no evaluation of controls can provide absolute assurance that all disclosure control issues, errors, omissions, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error, oversight, or mistake. Disclosure controls and procedures also can be circumvented by the individual acts of some persons, by collision of two or more people, or by management or employee override of disclosure controls and procedures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, disclosure controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective disclosure control system, misstatements due to error, omission, oversight, or fraud may occur and not be detected. If and when management learns that any disclosure control or procedure is not being properly implemented or has become inadequate, management (a) immediately reviews such disclosure controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our disclosure controls and procedures to assure compliance with our control objectives, (b) takes immediate action to cause our disclosure controls and procedures to be strictly adhered to, (c) immediately informs all relevant managers of the requirement to adhere to such disclosure controls, as well as all relevant personnel throughout our organization, and (d) implements in our training program specific emphasis on such disclosure controls and procedures to assure compliance with such disclosure controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of disclosure controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall objectives.

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

                             * * * * *

PART II. OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities
         -------------------------------------------------

In connection with the Company's initial public offering in March 1999, the Company issued 2,875,000 redeemable common stock purchase warrants ("Warrants"). Subsequent to the closing of its initial public offering, the Company issued an additional 150,000 Warrants. Each Warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $5.50 per share until March 12, 2004.

On December 19, 2003, the Board of Directors of the Company authorized the Company's management to extend the exercise period of the Warrants in its sole discretion, and, on February 23, 2004, the Company's management extended the exercise period of the Warrants from March 12, 2004 to September 12, 2004. All other terms regarding the Warrants, including the exercise price, remain the same.

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

On February 9, 2004, the Company filed a Current Report on Form 8-K under Item 9 to provide information regarding the Company's engaging the services of a financial advisor to assist it in analyzing and evaluating the range of strategic alternatives available to the Company and the appointing of a special committee of independent directors to evaluate these alternatives.

On February 23, 2004, the Company filed a Current Report on Form 8-K under Item 5 to provide information regarding the Company's extending the exercise period of its Redeemable Common Stock Purchase Warrants from March 12, 2004 to September 12, 2004.

On March 12, 2004, the Company filed a Current Report on Form 8-
K under Item 5 to provide information regarding the Company's completing the refinancing of its existing credit facility.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EAGLE SUPPLY GROUP, INC.




Dated: May 17, 2004                By:     /s/ Douglas P. Fields
                                      --------------------------------
                                      Douglas P. Fields, Chairman
                                      of the Board of Directors, Chief
                                      Executive Officer and a Director
                                      (Principal Executive Officer)



Dated: May 17, 2004                By:     /s/ Frederick M. Friedman
                                      --------------------------------
                                      Frederick M. Friedman, Executive
                                      Vice President, Treasurer,
                                      Secretary and a Director
                                      (Principal Financial and
                                      Accounting Officer)